Form 10-Q
period 2018-09-30
TEO FOODS INC
filed 2018-11-28
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  333-226801

TEO Foods Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

455 54th Street, Suite 102

San Diego, CA 92114

(Address of principal executive offices)

(619) 758-1973

(Registrants telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company; See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	large accelerated filer	☐	accelerated filer	☐	non-accelerated filer	☒	smaller reporting company
						☒	emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to extend the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of November 20, 2018: 10,334,745 shares of common stock.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION	1

Item 1	Interim Financial Statements September 30, 2018	1

	Balance Sheets	1

	Statement of Operations	2

	Statement of Cash Flows	3

	Notes to the Interim Financial Statements	4-9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II	OTHER INFORMATION	14

Item 1	Legal Proceedings	14

Item1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	140

Item 3	Defaults Upon Senior Securities	14

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements September 30, 2018

TEO Foods Inc.

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,412	$-
Total current assets	2,412	-
Prepayment for purchase of Targa	160,000	-
Total assets	$162,412	$-

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$5,785	$-
Advances from related party	274	-
License fee payable - current portion	909,000	370,000
Notes payable	100,000	30,000
Convertible note payable	100,000	-
Total current liabilities	1,115,059	400,000
License fee payable - long-term portion	-	600,000
Total liabilities	1,115,059	1,000,000

Commitments and contingencies

Stockholders' deficit
Preferred shares, $0.001 par value, 10,000,000 shares authorized, 9,022,900 and 10,000,000 shares issued and outstanding, respectively	9,023	10,000
Common stock, $0.001 par value, 490,000,000 shares authorized, 10,334,745 and 0 shares issued and outstanding, respectively	10,335	-
Additional paid-in capital	47,017	-
Accumulated deficit	(1,019,022)	(1,010,000)
Total stockholder's deficit	(952,647)	(1,000,000)
Total liabilities and stockholders' deficit	$162,412	$-

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	1,452	-	4,226	-
Operating loss	(1,452)	-	(4,226)	-

Interest expense	3,626	-	4,796	-
		-		-
Net loss	$(5,078)	$-	$(9,022)	$-

Loss per common share – basic and diluted	$(0.00)	N/A	$(0.00)	N/A
Weighted average common shares outstanding - basic and diluted	10,150,915	-	6,713,612	-

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,022)	$-
Adjustments to reconcile net loss to net cash used in operations:
Change in operating assets and liabilities:
Accounts payable and accrued expenses	7,160	-
Net cash used in operating activities	(1,862)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment for purchase of Targa	(160,000)	-
Net cash used in investing activities	(160,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	274	-
Proceeds from notes payable	125,000	-
Proceeds from convertible note payable	100,000	-
Payment of deemed dividend to Teo Inc. for license	(61,000)	-
Net cash provided by financing activities	164,274	-

Net increase for the period	2,412	-
Cash at beginning of the period	-	-
Cash at end of the period	$2,412	$-

SUPPLEMENTAL INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	$977	$-
Conversion of notes and accrued interest to common stocks	$56,375	$-

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Teo Foods Inc.  ("TEO Foods" or the "Company") was incorporated in the state of Nevada on December 27, 2012. The Company's principal activity is to produce and sell packaged food products for retail in the frozen, refrigerated and shelf stable categories. The Company has a license to use the TEO name and logo on food products it sells and to apply the TEO pasteurization/sterilization processes to its products for improved shelf life and safety.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2018 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The December 31, 2017 balance sheet included herein was derived from audited financial statements as of that date.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim financial statements are read in conjunction with the audited financial statements and notes for the year ended December 31, 2017.  In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company's financial position as of September 30, 2018 and the results of operations for the nine months ended September 30, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Beneficial Conversion Feature of Convertible Notes Payable

A beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note. BCF of a convertible note is a reduction of the carrying amount of the convertible note, as a debt discount, and is credited to additional paid-in-capital. Such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved.

TEO Foods, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received in the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has categorized all investments recorded at fair value based upon the level of judgment associated with the inputs used to measure their fair value.

Hierarchical levels, directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

● Level 1: Quoted prices in active markets for identical assets or liabilities that the organization has the ability to access at the reporting date.

● Level 2: Inputs other than quoted prices included in Level 1, which are either observable or that can be derived from or corroborated by observable data as of the reporting date.

● Level 3: Inputs include those that are significant to the fair value of the asset or liability and are generally less observable from objective resources and reflect the reporting entity's assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company's financial instruments consist of advances from a related party, notes payable, convertible note payable and license fee payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instruments.

Loss Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of September 30, 2018, preferred shares convertible to 90,229,000 common shares and convertible note convertible into a maximum of 500,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2017, preferred shares convertible to 100,000,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. There was no common shares outstanding at September 30, 2017.

TEO Foods, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively "ASC 606") are effective for annual periods beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and the adoption did not have any impact to the Company's financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on our financial statements or disclosures.

NOTE 3 – STOCK PURCHASE AGREEMENT

On July 30, 2018, the Company entered into a Stock Purchase Agreement with NERYS USA Inc. to purchase all of the issued and outstanding equity of Commercial Targa S.A. De C.V. ("Targa"). The purchase price included $500,000 in cash, a $740,000 Secured Convertible Promissory note and 15,000,000 common shares of the Company. The closing of the transaction is to be held on the later of October 1, 2018 or the satisfaction or waiver of the conditions specified in the Stock Purchase Agreement. Management expects the transaction will be closed in early 2019.

On November 9, 2018, the agreement was amended changing the cash term to $160,000 adding a promissory note of $220,000 and increasing the Secured Convertible Promissory note to $860,000. The Company paid the $160,000 in cash on August 2, 2018 and issued a $220,000 promissory note on November 20, 2018. There can be no assurance as to when or if the acquisition of Targa will ever occur.

TEO Foods, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

NOTE 4 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. During the nine months ended September 30, 2018, the Company paid $61,000 toward its initial payment due June 30, 2018. Commencing January 1, 2020, a use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum use/royalty and service fee
2020	$ 500,000
2021	750,000
2022	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of September 30, 2018, the outstanding balance of the license fee payable was $909,000.

NOTE 5 - NOTES PAYABLE

4% Notes Payable

Between October 2017 and March 2018, the Company issued notes for an aggregate principal of $55,000. These notes provided annual interest at 4% and matured on April 6, 2018. On July 31, 2018, the Company issued 563,745 common shares to the three note holders to settle the principal and interest due on eight notes totaling $55,000 and interest totaling $1,375. As of September 30, 2018, and December 31, 2017, the outstanding balance of these 4% notes was $0 and $30,000, respectively.

8% Note Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was amended on November 11, 2018 extending the maturity date to January 3, 2019. As of September 30, 2018, the outstanding balance of 8% note was $100,000.

TEO Foods, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On June 28, 2018, the Company commenced an offering of up to $600,000 in debt through the sale of promissory notes. The notes are for a two-year term and bear an 8% interest rate due at maturity. The notes are convertible into the Company's common shares at a 20% discount to the 30-day average bid price of the Company's common shares as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange and at no rate lower than $0.20 per share. As of September 30, 2018, the Company has sold $100,000 to one investor. The Company will evaluate the beneficial conversion feature of the note upon the conversion date.

NOTE 7 – EQUITY

Preferred Stock

Each share of Class A Preferred Stock may be converted by the holder upon request of the holder into 10 shares of common stock. Each holder is entitled to 100 votes for each share of Class A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. The holders are entitled to dividends, if any, as declared by the Company and participate pari passu with the common stock of the Company at the conversion rate.

Preferred Share Conversion

On March 31, 2018, the Company issued, 9,771,000 common shares to TEO Inc. for the conversion of 977,100 Class A Preferred Stock. See Note 8.

NOTE 8 - RELATED PARTY TRANSACTIONS

Preferred Share Issuance and Conversion

On March 31, 2018, the Company issued 9,771,000 common shares to TEO Inc. for the conversion of 977,100 Class A Preferred Stock. TEO Inc. directed that the common shares resulting from the conversion be issued to the shareholders of TEO Inc. The common shares were issued to 31 shareholders with 78% of the shares controlled by our sole officer and director.

NOTE 9 – CONCENTRATIONS

Co-Pack Agreement

On April 20, 2018, the Company entered into a co-packing agreement with Targa. Targa is located in Tijuana, Mexico and produces and sells its own brands of products in Mexico which includes the NERYS line of imported California cheese products, frozen pizzas, various pasta meals and other products sold in the major stores such as Walmart, 7 eleven, Soriana, OXXO and others.

Targa is currently the Company's only vendor contracted to produce its products. The Company expects to maintain this relationship with Targa. Targa has informally agreed to support placement of the Company's non-competing products where its products are distributed.

TEO Foods, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS

Stock Purchase Agreement

On November 9, 2018, the Company and NERYS USA Inc. amended the Stock Purchase Agreement dated July 30, 2018. See Note 3.

Convertible Promissory Note

On November 20, 2018, the Company issued a note for $220,000 in principal bearing interest at 8% maturing on December 31, 2019 to NERYS USA Inc. The note is convertible into the Company’s common stock at a 20% discount to the 30-day average bid price of the Common stock as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange and in no case below a price of $0.2 per share. See Note 3.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto. The Management's Discussion and Analysis may contain “forward-looking statements.” Any statements that are not statements of historical fact are forward-looking statements.

These statements are based on the current expectations, forecasts, and assumptions of our management and are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are sometimes identified by language such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions and may also include references to plans, strategies, objectives, and anticipated future performance as well as other statements that are not strictly historical in nature.

The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Quarterly Report on Form 10-Q include:

●	our ability to successfully develop and sell our products;
●	our ability to obtain additional financing at favorable rates to maintain and develop our operations; and
●	competitive conditions in our industry.
●	the ability to attract and retain key personnel;

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Readers should carefully consider this information as well as the risks and other uncertainties described in our other filings made with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances, or otherwise.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified the following accounting policies that we believe are key to an understanding of ours financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Beneficial Conversion Feature of Convertible Notes Payable

A beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note. BCF of a convertible note is a reduction of the carrying amount of the convertible note, as a debt discount, and is credited to additional paid-in-capital. Such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved.

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively "ASC 606") are effective for annual periods beginning after December 15, 2017, and interim periods therein.  We adopted this ASU on January 1, 2018 and the adoption did not have any impact to the Company's financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on our financial statements or disclosures.

Overview

The Company was incorporated in the state of Nevada on December 27, 2012 but did not commence operations until September of 2017. The Company's principal activity is to produce and sell packaged food products for retail in the frozen, refrigerated and shelf stable categories. The Company has a license to use the TEO name and logo on food products it sells and to apply the TEO pasteurization/sterilization processes to its products for improved shelf life and safety.

We have received equity and debt investments both from insiders and from private investors. As we expand operational activities, we may continue to experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations. There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us.

Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving business model and the management of growth.

To address these risks we must, among other things, implement and successfully execute our business and marketing strategy and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2018 and 2017

During the three-month periods ended September 30, 2018 and 2017, the Company had a no revenue. The Company began operations with the entry into a Master Agreement with TEO Inc. ("TEO") in September 2017. TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase.

During the three-month periods ended September 30, 2018 and 2017, we had general and administrative expenses of $1,452 and $0, respectively. The expenses in 2018 consist primarily of registration costs.

Interest expense was $3,582 and $0 for the three-month periods ended September 30, 2018 and 2017, respectively. This interest is related to notes payable entered into during 2018 and late 2017.

The Company's net loss for the three-month period ended September 30, 2018 and 2017 was $5,034 and $0, respectively.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

During the nine-month periods ended September 30, 2018 and 2017, the Company had a no revenue. The Company began operations with the entry into a Master Agreement with TEO in September 2017.

During the nine-month periods ended September 30, 2018 and 2017, we had general and administrative expenses of $4,226 and $0, respectively. The expenses in 2018 consist primarily of accounting services and registration costs.

Interest expense was $4,796 and $0 for the nine-month periods ended September 30, 2018 and 2017, respectively. This interest is related to notes payable entered into during 2018 and late 2017.

The Company's net loss for the nine-month periods ended September 30, 2018 and 2017 was $9,022 and $0, respectively.

Expenses are expected to increase as our operations develop and we begin to introduce our products into the market.

Liquidity and Capital Resources

At September 30, 2018, we had total assets of $162,412 and total liabilities of $1,115,059. As of December 31, 2017, we had total assets of $0 and total liabilities of $1,000,000. The Company recorded a deemed dividend of $1 million for the initial license fee payable to TEO. During the nine-month period ended September 30, 2018, the Company paid $61,000 toward the current portion of the license fee payable.

Cash used in investing activities for the nine-month period ended September 30, 2018 amounted to $160,000.

Cash provided from financing activities for the nine-month period ended September 30, 2018 amounted to $164,274 which consisted of $225,000 received through the issuance of promissory notes and a convertible note, $274 advances from a related party and deemed dividend payment for license of $61,000 to TEO pursuant to a license agreement.

Over the next twelve months we believe that we will require additional capital and anticipated funds from operations to further develop and sustain our operations. The Company will need to seek additional financing to expand operations and create revenue with the introduction of its products to the market. The TEO license requires future payments and royalty payments on related revenue. The capital requirements for development of our business based on the recently acquired TEO license has not yet been determined and the implementation plan for this segment is currently under revision due to the pending acquisition of Targa. The cooperation of Targa in the introduction of our products into the market was a component of the prior implementation plan and is further enhanced by the prospects of increasing sales of the Nery's brands and developing domestic sales of those product in addition to the introduction of new TEO products.

We believe that we will need to raise an additional $1,000,000 over the next 12 months and intent to seek additional investment through a private or a public equity offering. We will use the proceeds to cover our product development, auditing and accounting costs, licensing, necessary equipment, supplies (trays, film, carton/print materials…), retain consultants/staff, provide for other costs of production and other working capital needs. There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us. There can, moreover, be no assurance of when, if ever, we will complete the acquisition of Targa or our operations become profitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2018. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act reports is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures. We are committed to a proper internal control environment and will continue to implement measures to improve the Company’s internal control over financial reporting in response to our continued operational development.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
10.1*	Amendment 1 to Purchase Agreement between NERYS USA Inc. and TEO Foods, Inc.
10.2*	Amendment to Promissory Note issued July 31st, 2018
10.3	Form of Secure Convertible Note, incorporated by reference to Exhibit 10.5 of Form S-1/A filed Oct. 11, 2018. Issued to Nerys USA Inc. on Nov 20, 2018 for $220,000.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: November 28, 2018	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: November 28, 2018	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

