Form 10-K
period 2018-12-31
TEO FOODS INC
filed 2019-04-16
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-226801

(Commission file number)

TEO FOODS INC.

 (Exact name of registrant as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

455 54th Street Suite 102

 San Diego, CA, 92114

(619) 758 1973

 (Address and telephone number of principal executive offices)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒    No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or, any amendment to Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018, was $188,850.

As of April 16, 2019, there were 21,622,245 shares of the registrant’s common stock outstanding.

TEO Foods Inc.

Index

		Page Number
PART I.
Item 1.	Description of Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	9

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

Item 4.	Mine Safety Disclosures	9

PART II.
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

Item 6.	Selected Financial Data	10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 8.	Financial Statements and Supplementary Data	F-1

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	15

Item 9A.	Controls and Procedures	15

Item 9B.	Other Information	15

PART III.
Item 10.	Directors, Executive Officers, and Corporate Governance	16

Item 11.	Executive Compensation	19

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

Item 13.	Certain Relationships and Related Transactions, and Director Independence	21

Item 14.	Principal Accounting Fees and Services	22

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	23

Item 16.	Form 10K Summary	23

SIGNATURES		24

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including but not limited to our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability to generate profit from sales of packaged food products. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report.

PART I

Item 1.  Description of Business

General

Teo Foods Inc.'s ("TEO Foods" or the "Company") intends to produce and sell packaged food products for retail in the frozen, refrigerated and shelf stable categories. The Company has a license to use the TEO name and logo on food products it sells and to apply the TEO pasteurization/sterilization processes to its products for improved shelf life and safety.

The Company will initially sell a line of TEO branded packaged food products in the refrigerated meal and meal component categories. The initial markets are domestically and in Mexico.

On April 20, 2018, the Company entered into a co-packing agreement with Commercial Targa S.A. De C.V. ("Targa") Targa is located in Tijuana Mexico and produces and sells its own brands of products in Mexico which includes the NERYS line of imported California cheese products, frozen pizzas, various pasta meals and other products sold in the major stores such as Walmart, 7 eleven, Soriana, OXXO and others.

Subsequently, we were informed that Targa was to be sold to a larger food company in Mexico. We were able to negotiate a purchase of Targa from its parent company and on July 30, 2018, the Company entered into a Stock Purchase Agreement with NERYS USA Inc. to purchase all of the issued and outstanding equity of Targa. On January 31, 2019 we complete the acquisition of Targa.

We are currently working through our subsidiary, Targa, to develop our packaged products for initial retail placements in Mexico. We are working on the production planning for initial products with the licensed pasteurization/sterilization process applied.

We are now able to work daily at the production facility in Mexico and continue to assess capabilities and equipment currently available for production. Although Targa currently has tray and pouch thermoforming, modified atmosphere fill and sealing capability we will need to add equipment for pre-formed tray modified atmosphere fill and sealing capability. We are also looking to improve the pasta/rice cooking capabilities which are the base of our initial meal recipes.

We expect the production planning, formulation, equipment and supply lead times, testing, validation, branding and sales could take until late-2019 for a limited regional new product offering. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials…), retain consultants/staff and provide for other costs of production.

Targa will continue its current operations selling the Nery’s Brand cheese and other products in Mexico.

We will maintain a website located at www.teofoods.com, and electronic copies of our filings with the SEC, will be available, free of charge, on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

Product Overview

Our product offering will be single serve and multi-serve entrees & side dishes focusing on convenience items that drive superior margins.  We will offer varying levels of vegetarian, organic, all natural, ethnic and home-style entrees that command a premium price in the market place.  Each meal will contain a starch and multiple vegetables with an exquisite sauce to compliment the meal.  Sauce quality will help us differentiate our products along with our unique production process. The vegetables will be high quality vegetables such as broccoli florets with no stems.  (Example: Teriyaki Rice Bowl with Vegetables or Home Style Garlic Mashed Potatoes).  The meals will have universal appeal but will also target specific demographic groups such as vegetarians and consumers who value organic meals. This type of product was selected based on current trends, our unique production process and handling requirements needed to process USDA meat components. Secondarily, these products are expected to have higher pricing to consumers which supports the use of high-quality components and the limited initial production throughput.

This preliminary product mix may change prior to initial production based on additional market research and customer input.  There is a unique opportunity to market multiple products, so consumers can "mix 'n match" meal components such as buying a side dish of garlic mashed potatoes and a serving of their favorite vegetable in sauce.

Management will initially produce single and multi-serve entrees & side dishes that have extended shelf life in a "refrigerated" format with the long-term intent to market shelf stable meals.  The "refrigerated" status will allow us to create critical mass while simultaneously seeking FDA approval for our new production process.

The total market for frozen, refrigerated and shelf stable entrees & side dishes is a very dynamic market place that welcomes new product ideas.  We expect the extended shelf life will be embraced by wholesale customers due to supply chain issues of refrigerated foods and the application of a pasteurization/sterilization process in this category adds a food safety component that is not provided by other products in this category.

Benefits of the Licensed Process and Improved Products

Quality, safety and convenience are what we believe to be the primary benefits to the licensed process.

The process is expected to produce sterilized meals in less than 15 minutes of processing time with time at sterilization temperatures targeted preserve quality and assure safety. Pasteurization is expected in less processing time. We believe that achieving rapid heat rise times to sterilization temperature and rapid cool time back to near ambient or refrigerated temperature will produce meals that have improved taste, texture, color and nutritional values over conventional retort sterilization methods which can subject the food to high temperatures for an hour or more.

Our process utilizes microwave energy to achieve rapid heating of packaged food products. Food packages are filled and sealed using standard industry systems and enter our system via conveyor. Multiple tuned cavities apply varying power levels to rapidly and evenly heat the food to the desired temperature.

Retort methods place the product in a steam chamber and must rely on thermal transfer of heat from the outer surfaces to reach the center. Like cooking a roast in a conventional oven, it can take a very long time for the center to reach the desired temperature.

Microwave energy penetrates the food and can heat throughout the product with some limitations on depth of penetration and the challenges of overheating patterns.

The currently licensed 200-kilowatt system we intend to use for our products is designed to process twelve-ounce rigid tray packages. The system may be utilized in different configurations to achieve different levels of pasteurization /sterilization. The tray passing through the exposure cavities is heated to the desired temperature in about two minutes.

We believe the quality related to pasteurized/refrigerated foods will be comparable as these products are not subjected to high sterilization temperatures for extended periods. These products have a consumer perception of being high quality, healthy and nearly fresh prepared foods. We believe our products will be of equal or better quality and have a near fresh taste.

Our products will have an added safety benefit over many current offerings of refrigerated and frozen products because we will have subjected the products to pasteurization/sterilization temperatures; killing off resistant microorganisms that may remain viable in many traditional frozen and refrigerated products. Consumers often put themselves to health risks by failing to heat frozen and refrigerated products to safe temperatures prior to consumption. Consumers may not realize that the frozen or refrigerated products they are purchasing may not have undergone any sterilization processes. The importance of warning labels and instructions to cook thoroughly before eating can go ignored by a consumer heating a meal hastily during a lunch break.

We believe retailers and consumers will benefit from our distribution as a refrigerated product due to the extended shelf life we intend to provide. Our products can be processed at sterilization temperatures and will have packaging with high barrier properties; resulting in the ability to offer longer shelf life as a refrigerated product. This can result in less waste to the retailer and better quality to the consumer throughout the shelf life of the product.

We believe our products will be less susceptible to distribution variables that can affect safety and quality of frozen and refrigerated products. Frozen products can thaw and refreeze several times before they are eaten by the consumer. Variation of refrigeration temperatures during distribution and at the retailers can cause safety risks and quality issues to consumers refrigerated products.

Once our products are approved for shelf stable distribution, we expect consumers, customers and retailers to eventually prefer the convenience of the ambient ready to eat meal versus frozen or refrigerated meals.

When consumers become familiar and trust our products as refrigerated, we hope to transition those products out of refrigeration where we expect consumers to embrace the convenience of a high quality, healthy, ready to eat meal. The ambient meal can be warmed in 30 to 60 seconds. A typical comparable frozen meal can require 5 minutes or more and often requires multiple steps of heating and stirring.

We will likely maintain distribution as refrigerated even after we are approved for shelf stable distribution due to the negative quality perception and low price point of the existing shelf stable products in the U.S. markets.

Market Overview

The U.S. frozen food market is expected to reach USD 72.98 billion by 2024, according to a report by Grand View Research, Inc. Greater economic participation from all segments of the U.S. society has resulted in hectic work schedules thus causing a change in lifestyles. Frozen food provides convenience thus catering to this shifting trend.

Frozen foods are easy to carry, cook and consume. They do not require much preparation before consumption. They come in pre-portioned and pre-measured quantities which reduce waste.

Frozen ready meals accounted for more than 35% in 2015 and are expected to occupy a major share over the forecast period. Availability of staple ready meals, product differentiation and ease of usage are the factors expected to drive this growth.

The industry is fragmented in nature with the presence of both regional and international market participants. Companies are focusing on manufacturing process optimization to reduce wastage. Innovation is a key market characteristic

McCain, Inn Foods, ConAgra Foods, Pinnacle Foods Groups, General Mills Inc., Bellisio Foods, Jeanie Marshall Foods Inc., and Goya Foods are some of the major market participants.

While frozen foods are appealing for consumers who value ease and convenience, many Americans now prefer the fresh, natural foods found in the perimeter of the grocery store. According to Frozen Foods: United States by Freedonia Focus Reports, many consumers believe that fresh foods are healthier and of higher quality than items in the freezer aisle.

Refrigerated meats and meals had overall sales that reached $25 billion in 2013 and are expected to approach $31 billion by 2018. Global demand for refrigerated foods is due to many consumers in other countries recognizing the convenience and ease of refrigerated ready meals. Also, the increased presence of grocery stores in developing nations are creating demand for packaged, refrigerated foods instead of fresh foods. Marketers for food manufacturers are going to have to create their own competitive advantage through branding and packaging. Companies can also increase their sales by meeting ingredient demands by health concerned consumers. Using more natural and organic ingredients in products can drive sales over the competition, especially when placed on the packaging.

Different products covered in refrigerated foods include: Chilled Fish/Seafood, Chilled Lunch Kit, Chilled Noodles, Chilled Pizza, Chilled Processed Meats, Chilled Ready Meals, Chilled Soup, Chilled/Fresh Pasta, Fresh Cut Fruits, Prepared Salads. (https://www.marketresearch.com/Food-Beverage-c84/Food-c167/Refrigerated-Foods-c1477/)

Frozen ready meals account for more than a third of the frozen market. Healthy Choice, Lean Cuisine, Amy's and Smart Ones are just a few of the familiar offerings in the category. We will initially be providing similar offerings except in the refrigerated category and focusing on high quality alternatives with vegetarian, vegan and organic options.

We believe we can market long shelf life refrigerated entrees that capitalize on consumer trends with great nutrition, value, taste and texture.

The Consumer

We expect domestic consumers to have initial reservations regarding ambient ready to eat meals. Consumers are familiar with frozen products of this type and will likely have quality, taste, health and safety concerns related to sterilization and ambient storage.

We will initially market our products as refrigerated. Consumers can transition to accept our ambient product through familiarity with an extended life refrigerated product.  Based on our success with consumers in the refrigerated category we envision having both refrigerated and shelf stable entrees and sides. Consumers will need to slowly transition to shelf stable entrees and sides once they gain trust in product quality.   An example of this transition in the U.S. market was the marketing of UHT soy and dairy products in the chilled section of the supermarkets. These products are shelf stable for months but required marketing in the chilled dairy section to develop sales with U.S. consumers. Slowly we saw these products moved from chilled to the shelf.

We expect consumers, customers and retailers to eventually prefer the convenience of the ambient ready to eat meal versus frozen or refrigerated meals. The meal can be eaten as is or heated.  We expect the most popularly used heating method will be in a common home microwave oven. Consumers are expected to enjoy a more appealing final reheated meal. The ambient meal can be warmed in 30 to 60 seconds. A typical comparable frozen meal requires 5 minutes or more and often requires multiple steps of heating and stirring.

Distribution

We anticipate using traditional supply chain partners to get to market. We expect to market products regionally based on our first production line. Upon regional success, we will add lines when needed to service customers on a national basis.  Management believes our biggest distribution challenge will be creating critical mass to drive reasonable supply chain costs from storage to actual frequent shipments to customers, so they have acceptable inventory turns.

Other foodservice, c-store, vending and military customers may also place our product and force distribution accordingly, but we will still be faced with supporting reasonable supply chain costs.

We will initially distribute all our products as chilled.  We have no domestic distribution agreements established at this time. We can distribute in Mexico through our subsidiary, Targa, and its existing brand placements in grocery and convenience stores.

Branding

We are committed to building a new brand in refrigerated and shelf stable entrees & sides.  We will also private label for other brands and retailers.

We will be faced with the traditional challenges of introducing, marketing and gaining consumer acceptance of food products to consumers in highly competitive markets dominated by mega companies with generationally established brand recognition.

Management believes by changing the technology in refrigerated and shelf stable entree product life/shelf life, it is an ideal opportunity to carve out a new branded position.  We view the use of extended refrigerated shelf life and subsequent introduction of quality long-life, high-quality shelf stable entrees as a means to establish a new brand in the market.  The benefit of refining the sterilization process is a major point of differentiation in the marketplace.  We expect to receive limited competitive response since "price" won't be a determining factor due to our extended shelf life and high quality.

We will brand and also offer private label to continue the current perception of "prepared on premise" with national retailers.  In other segments such as military, c-store, etc., private label may be more prevalent.

Competition

We will be competing with major food companies that have substantially more resources and influence over retail placements, distribution and supply chain.

Mega companies like Con-Agra, Nestle, Tyson and others dominate the markets and have many brands and products competing for retail shelf space.

If we are able to gain a market presence with our unique products and process in the domestic refrigerated category these larger competitors could utilize their vast resources to develop and market products to compete.

There is room for new competitors in both refrigerated and shelf stable entrees & sides.  Frozen competitors are not expected to view us as an immediate threat due to the convenience and long life of current frozen food formats.  Once retailers embrace our product offerings due to their long shelf life and as we fine tune our process we expect competitors will then react to us more aggressively.

Certain Agreements

Our current agreements consist primarily of business to business agreements. These agreements enable and facilitate the introduction of our branded products into the market.

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

Research and Development

We do not engage in research and development activities as part of our business at this time. We will cooperate with TEO Inc. in its research and development of its pasteurization/sterilization technology pursuant to the terms of the Master Agreement.

Intellectual Property and Licenses

We have a license agreement with TEO Inc. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase.

We do not currently hold Patent rights. We may develop certain recipes and formulas related to our products in the ordinary course of business. We may develop additional trademark and other branding related intellectual property as we launch and market our products.

Government Regulation

We will be producing and selling food products in the domestic and international markets. We will be required to comply with various regulations in each jurisdiction related to food safety and consumer protection. We will be required to comply with regulations related to food handling, packaging, labeling, storage and shipping. International sales will have to comply with customs regulations.

We intend to introduce our initial products in the refrigerated category which does not require regulatory approval. When we choose to proceed with the introduction of products in the shelf stable category we will be required to have approval from the Food and Drug Administration ("FDA") to sell our products in the United States as shelf stable.  Although microwave sterilization technology for packaged shelf stable meals was accepted by FDA in 2010, each process and product application must be approved prior to any sales as shelf stable.

Obtaining these approvals can take more than a year and require extensive data and expert support to obtain an approval which with the application of any novel technology may never be granted. It was a concern for many years that any microwave-based sterilization process would ever be approved by the FDA given the challenges to validation data where many traditional temperature measurement methods are incompatible with the application of microwave energy.

We believe that the system production data from our sale of products in the refrigerated category will be supportive to an application to the FDA by TEO Inc. for shelf stable approval. TEO Inc. would make the determination of when to proceed with an application and bear the costs related to the application.  TEO Inc. does not have an application for shelf stable approval pending with the FDA at this time.

We are not currently aware of any pending regulations that would materially impact our operations.

Employees

We currently have Jeffrey Mackay as CEO, President and Director, John O'Keefe as CFO and Director and Dr. Ash Husain as CTO.

Jeffrey Mackay currently devotes approximately 70% of his time to the business of TEO Foods, Inc. and the remainder of his time on other business ventures.

John O'Keefe currently has made available approximately 25% of his time for the business of TEO Foods, Inc. based on the current business needs at this time.

Ash Hussain currently has made available approximately 25% of his time for the business of TEO Foods, Inc. based on the current business needs at this time.

We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

Targa utilizes two staffing agencies in Mexico that provides approximately 45 people for production, warehouse, merchandising and administration.

Item 1A.  Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Our current office address is 455 54th Street Suite 102, San Diego CA 92114. It is provided care of TEO Inc. We do not pay a fee for receiving mail and using the office facilities on an as needed basis for meetings at this location. Our President is also the CEO of TEO Inc. and works from this location. We do not pay a fee for the use of these offices as they are provided by our President on an as needed basis for meetings and consultations.

We completed the acquisition of Targa on January 31, 2019 where we have a co-packing agreement for production and warehousing. The Targa facility is in an approximately 10,000 square foot facility located in Tijuana Mexico and leases for approximately $6,500 per month. The facility has frozen, refrigerated and dry storage areas. There is a refrigerated production area and a production area for pizzas and baked pasta meals. Office space is also included at the facility for management and accounting staff.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is not currently listed for quotation or trading on any exchange. It is our intention to seek quotation on the OTCQB if we qualify for listing on the same. There can be no assurances that our Common Stock will be approved for trading on the OTCQB, or any other quotation or trading exchange.

Holders

As of the date of this report, an aggregate of 21,622,245 shares of common stock were issued and outstanding and held by approximately 41 holders of record.

Dividends

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the board of directors and based upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

We did not have any equity compensation plans or arrangements for any director, officer, employee and/or consultant through December 31, 2018.

Our Board of Directors may adopt an equity compensation plan in the future to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.

Issuer Purchase of Securities

None.

Recent Sales of Unregistered Securities

Common Shares

In January 2019, the Company sold a total of 37,500 common shares at $0.20 per share to three purchasers for a total of $7,500.

Stock Purchase Agreement

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in Notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019. The $120,000 note purchased in February can be converted to common stock at $0.20 per share and converts automatically upon certain conditions. The note bears no interest until June 30, 2019 and then bears 8% interest, if not converted to common stock.

There were no other sales of unregistered securities during fiscal year ended December 31, 2018 and to the date of this report that were not previously reported.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including but not limited to our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability to generate profit from sales of packaged food products.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere herein.

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

Results of Operations

Results of Operations for the years Ended December 31, 2018 and 2017

During the years ended December 31, 2018 and 2017, the Company had no revenue. The Company began operations with the entry into a Master Agreement with TEO Inc. ("TEO") in September 2017. TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the Master Agreement, the Company agreed to pay an initial $1 million fee in installments. The Company recorded a deemed dividend of $1 million for the initial fee payable to TEO.

During the years ended December 31, 2018 and 2017, the Company paid $95,000 and $30,000, respectively, toward the current portion of the license fee payable.

The Company's net loss for the years ended December 31, 2018 and 2017 was $20,694 and $ 4,330, respectively. The 2018 loss included interest expense and general and administrative expenses.  The 2017 loss included expenses related to Nevada Secretary of State fees and a one-time management fee.

Expenses are expected to increase as our operations develop and we begin to introduce our products into the market.

Liquidity and Capital Resources

At December 31, 2018, we had total assets of $382,139 and total liabilities of $1,346,458. As of December 31, 2017, we had total assets of $0 and total liabilities of $1,000,000.

Net cash provided from financing activities for the year ended December 31, 2018 amounted to $164,274 which consisted of $259,000 received through the issuance of promissory notes, $274 advances from a related party and deemed dividend payment for license of $95,000 to TEO pursuant to a license agreement.

Net cash provided from financing activities for the year ended December 31, 2017 amounted to $4,330 which consisted of $30,000 received through the issuance of promissory notes, $4,330 advances from a related party and deemed dividend payment for license of $30,000 to TEO pursuant to a license agreement.

Over the next twelve months we believe that we will require additional capital and anticipated funds from operations to further develop and sustain our operations. The Company will need to seek additional financing to expand operations and create revenue with the introduction of its products to the market. The TEO license requires future payments and royalty payments on related revenue. The capital requirements for development of our business based on the recently acquired TEO license has not yet been determined and the implementation plan for this segment is currently under revision due to the recent acquisition of Targa.

We believe that the acquisition of Targa with its production facilities and placements will help support the introduction of our products into the market. This was a component of the prior implementation plan and we believe the acquisition further enhances the prospects of increasing sales of the Nery's brands and developing domestic sales of those product in addition to the introduction of new TEO products.

We believe that we will need to raise an additional $1,000,000 over the next 12 months and intend to seek additional investment through a private or a public equity offering. We will use the proceeds to cover our product development, auditing and accounting costs, licensing, necessary equipment, supplies (trays, film, carton/print materials…), retain consultants/staff, provide for other costs of production and other working capital needs.

There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us. There can, moreover, be no assurance of when, if ever, our operations will become profitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2018 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We have identified the following accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management's most difficult, subjective judgments.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Beneficial Conversion Feature of Convertible Notes Payable

The Company considers whether a beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note. The BCF of a convertible note is a reduction of the carrying amount of the convertible note, as a debt discount, and is credited to additional paid-in-capital. Such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

i.	Identification of the promised goods in the contract;
ii.	Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
iii.	Measurement of the transaction price, including the constraint of variable consideration;
iv.	Allocation of the transaction price of the performance obligations; and
v.	Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time typically upon delivery.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company's financial instruments consist of advances from related party, notes payable, convertible notes payable and license fee payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instruments.

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2018, preferred shares convertible to 90,229,000 common shares and convertible notes convertible into a maximum of 1,600,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2017, preferred shares convertible to 100,000,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2018, common shares outstanding was 10,334,745. There were no common shares outstanding at December 31, 2017.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively "ASC 606") are effective for annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 and the adoption did not have any impact to the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on the Company’s financial statements or disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TEO Foods Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TEO Foods Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and has had insufficient working capital since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

Tampa, Florida

April 16, 2019

TEO Foods Inc.

BALANCE SHEETS

December 31,

	2018	2017

Assets
Current Assets
Cash and cash equivalents	$2,139	$-
Prepayment for purchase of Targa	380,000	-
Total Assets	$382,139	$-
Libilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$17,184	$-
Advances from related party	274	-
License fee payable - current portion	875,000	370,000
Notes payable	134,000	30,000
Convertible note payable	220,000	-
Total current libilities	1,246,458	400,000
License fee payable - net of current portion	-	600,000
Convertible note payable	100,000	-
Total liabilities	1,346,458	1,000,000

Commitments and Contingencies (note 10)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 and 10,000,000 shares issued and outstanding, respectively	9,023	10,000
Common stock, $0.001 par value, 490,000,000 shares authorized, 10,334,745 and 0 shares issued and outstanding, respectively	10,335	-
Additional paid-in capital	47,017	-
Accumulated deficit	(1,030,694)	(1,010,000)
Total stockholder's deficit	(964,319)	(1,000,000)
Total liabilities and stockholders' deficit	$382,139	$-

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

STATEMENTS OF OPERATIONS

For the years ended December 31,

	2018	2017

Revenues	$-		$-

Operating Expenses
General and Administrative expenses	11,575		4,330
Operating Loss	(11,575)		(4,330)
Interest Expenses	(9,119)
Net loss before tax	(20,694)		(4,330)
Income tax	-		-
Net loss	$(20,694)		$(4,330)
Loss per common share – basic and diluted	$(0.00)	$	NA

Weighted average common
shares outstanding - basic and diluted	7,553,484		-

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,694)	$(4,330)
Adjustments to reconcile net loss to net cash used in operations:
Change in operating assets and liabilities:
Accounts payable and accrued expenses	18,559	-
Net cash used in operating activities	(2,135)	(4,330)
CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment for purchase of Targa	(160,000)	-
Net cash used in investing activities	(160,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	274	4,330
Proceeds from notes payable	159,000	30,000
Proceeds from convertible note payable	100,000	-
Payment of deemed dividend to Teo Inc. for license	(95,000)	(30,000)
Net cash provided by financing activities	164,274	4,330
Net increase for the period	2,139	-
Cash at beginning of the period	-	-
Cash at end of the period	$2,139	$-

SUPPLEMENTAL INFORMATION
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash investing and financing transactions:
Note issued to acquire license from Teo Inc., treated as dividend	$-	$1,000,000
Issuance of prefreed shares to settle payable to Teo Inc.	$-	$10,000
Conversion of preferred stock to common stock	$977	$-
Conversion of notes and accrued interests to common stocks	$56,375	$-
Convertible note issued as a prepayment for purchase of Targa	$220,000	$-

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

Statement of Equity

For the year ended December 31,

	Preferred Stocks		Common Stock		Additional Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016 Restated	-	$-	-	$-	$-	$(5,670)	$(5,670)
Sale of preferred stock	10,000,000	10,000	-	-	-	-	10,000
Deemed dividend to Teo Inc.	-	-	-	-	-	$(1,000,000)	$(1,000,000)
Net loss	-	-	-	-	-	(4,330)	(4,330)
Balance - December 31, 2017	10,000,000	10,000	-	-	-	(1,010,000)	(1,000,000)
Notes payable converted to common stock	-	-	563,745	564	55,811	-	56,375
Preferred stock converted to common stock	(977,100)	(977)	9,771,000	9,771	(8,794)	-	-
Net loss	-	-	-	-	-	(20,694)	(20,694)

Balance - December 31, 2018	9,022,900	$9,023	10,334,745	$10,335	$47,017	$(1,030,694)	$(964,319)

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Teo Foods Inc. (“TEO Foods” or the “Company”) was incorporated in the state of Nevada on December 27, 2012. On December 29, 2017, the Company filed an amendment to its articles of incorporation increasing its authorized capital to a total of 500,000,000 shares consisting of 490,000,000 shares designated as Common Stock, par value $0.001 per share, and 10,000,000 shares designated as Preferred Stock, par value $0.001 per share.

The Company’s principal activity is to produce and sell food packaged products for retail sale in the frozen, refrigerated and shelf stable categories. The Company has a license to use the TEO name and logo on food products it sells and to apply the TEO pasteurization/sterilization processes to its products for improved shelf life and safety.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Beneficial Conversion Feature of Convertible Notes Payable

The Company considers whether a beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note. The BCF of a convertible note is a reduction of the carrying amount of the convertible note, as a debt discount, and is credited to additional paid-in-capital. Such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

TEO Foods Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

i.	Identification of the promised goods in the contract;
ii.	Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
iii.	Measurement of the transaction price, including the constraint of variable consideration;
iv.	Allocation of the transaction price of the performance obligations; and
v.	Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time typically upon delivery.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company's financial instruments consist of advances from related party, notes payable, convertible notes payable and license fee payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of the respective instruments.

TEO Foods Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2018, preferred shares convertible to 90,229,000 common shares and convertible notes convertible into a maximum of 1,600,000 would have been anti-dilutive. As of December 31, 2017, preferred shares convertible to 100,000,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2018, common shares outstanding was 10,334,745. There were no common shares outstanding at December 31, 2017.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively "ASC 606") are effective for annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 and the adoption did not have any impact to the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on the Company’s financial statements or disclosures.

NOTE 3 – GOING CONCERN

 These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2018 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

TEO Foods Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4 – STOCK PURCHASE AGREEMENT

On July 30, 2018, the Company entered into a Stock Purchase Agreement with NERYS USA Inc. to purchase all of the issued and outstanding equity of Commercial Targa S.A. de C.V. ("Targa").

On January 31, 2019, the transaction closed with an adjusted purchase price consisting of $160,000 in cash, $220,000 and $552,000 secured convertible promissory notes and 11,250,000 common shares valued at $.20 per share. In addition, an earn-out provision was added which, if certain conditions are met, would require an additional secured convertible promissory note of $310,000 and the issuance of an additional 3,750,000 common shares

NOTE 5 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2019 and accrue and accept payments due as funds are available. As of December 31, 2018, the Company has paid $125,000 toward the license. Commencing January 1, 2020, a use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2020	$ 500,000
2021	750,000
2022	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of December 31, 2018, the outstanding balance of the license fee payable was $875,000.

NOTE 6 – NOTES PAYABLES

4% Notes Payable

Between October 2017 and March 2018, the Company issued eight notes for an aggregate principal of $55,000. These notes provided annual interest at 4% and matured on April 6, 2018. On July 31, 2018, the Company issued 563,745 common shares valued at $.10 per share to the three note holders to settle the principal and interest due on eight notes totaling $55,000 and interest totaling $1,375. As of December 31, 2018 and 2017, the outstanding balance of these 4% notes was $0 and $30,000, respectively.

TEO Foods Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

8% Note Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to May 31, 2019. As of December 31, 2018, the outstanding balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. As of December 31, 2018, the outstanding balance of the note was $34,000.

8% Convertible Note Payable

On June 28, 2018, the Company issued a note for $100,000. The note is for a two-year term and bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share.

On November 20, 2018 the Company issued a note for $220,000. The note is for a two-year term and bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share.

As of December 31, 2018, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

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

NOTE 8 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate is 21%.

The provision for Federal income tax consists of the following December 31:

TEO Foods Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Federal income tax benefit attributable to:	2018	2017
Current Operations	$4,346	$908
Less: valuation allowance	(4,346)	(908)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2018	2017
Net operating loss carryover	$5,254	$908
Less: valuation allowance	(5,254)	(908)
Net deferred tax asset	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $25,024 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2018 or 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 9 - RELATED PARTY TRANSACTIONS

Preferred Share Issuance and Conversion

On March 31, 2018, the Company issued 9,771,000 common shares to TEO Inc. for the conversion of 977,100 Class A Preferred Stock. TEO Inc. directed that the common shares resulting from the conversion be issued to the shareholders of TEO Inc. The common shares were issued to 31 shareholders with 78% of the shares controlled by the Company’s sole officer and director.

TEO Foods Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 5.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Neither the Company nor its assets are subject to any legal action other than those that arise in the normal course of business.

NOTE 11 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2018 and 2017 no cash balances exceeded the federally insured limit.

Co-Pack Agreement

On April 20, 2018, the Company entered into a co-packing agreement with Targa. Targa is located in Tijuana, Mexico and produces and sells its own brands of products in Mexico which includes the NERYS line of imported California cheese products, frozen pizzas, various pasta meals and other products sold in major stores such as Walmart, 7-Eleven, Soriana, OXXO and others.

Targa is currently the Company's only vendor contracted to produce its products. The Company acquired Targa in January of 2019. See Note 4.

NOTE 12 - SUBSEQUENT EVENTS

Common Stock Sales

In January 2019, the Company sold a total of 37,500 common shares at $0.20 per share to three purchasers for a total of $7,500

Targa Acquisition Completed

On January 31, 2019, the Company executed Amendment 2 to the Stock Purchase Agreement with NERYS USA Inc. The Company issued the closing payments as described in Note 4. Pursuant to the terms of the purchase agreement, Targa became a wholly owned subsidiary of the Company.

Stock Purchase Agreement

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in Notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019. The $120,000 note purchased in February can be converted to common stock at $0.20 per share and converts automatically upon certain conditions. The note bears no interest until June 30, 2019 and then bears 8% interest, if not converted to common stock.

The Company has evaluated subsequent events for recognition and disclosure through April 10, 2019 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Jeffrey Mackay	54	CEO, President and Director
John O'Keefe	69	CFO, Treasurer and Director
Dr. Ash Husain	73	CTO

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Jeffrey Mackay - CEO, President and Director

Jeffrey Mackay became our President and Director at inception in 2012 and has had primary responsibilities for our operations and business since. Since inception in 2005, he has also been the CEO and a director of TEO Inc. Mackay is an inventor on several of the TEO patents and is majority shareholder of TEO Inc.

Mr. Mackay has a diverse entrepreneurial and technical background, starting as a prototype machinist in what came to be Silicon Valley and progressing to become a quality engineer for General Dynamics air defense systems division before transitioning to law.

Mr. Mackay is an attorney licensed in California for over 19 years with a practice in Corporate and Securities Law. He has been Of Counsel at the firm of Rowe Mullen LLP since December 2014 and is also Of Counsel at Borton Petrini LLP beginning September 2018. Prior to 2014 he had a solo practice.

His practice includes mergers, acquisitions, private placements, registration statements, periodic and current reporting with the Securities and Exchange Commission, corporate governance and other compliance matters. He has had significant experience working with boards, executive management, accountants and auditing firms.

Mr. Mackay received his Juris Doctor Thomas Jefferson School of Law in 1997 with a Certificate in International Legal Process.

John O'Keefe – CFO, Treasurer and Director

John O'Keefe became our CFO, Treasurer and Director in August 2018. He has also been the CFO, Treasurer and a director of TEO Inc. since 2006.

He is a highly seasoned senior executive with primary experience in all facets of the energy business. He is an accomplished veteran of running public companies in the US, Canada, and the UK with experience in many parts of the world. O'Keefe sits on the board of two private corporations as well as being the Vice Chair of the Harvard Business School Club of Houston. He actively manages an unnamed private MLP energy fund that has no external shareholders with his company O'Keefe Capital Partners LP where he has been the Managing partner since 2005 consisting of immediate family only.

During his career, O'Keefe has played key roles in $13.6 billion of mergers, acquisitions, divestments, spin offs, and stock buy backs. He also successfully accessed the capital markets, working with operating and technical people at all levels to create shareholder value. He has played key roles in raising $4.3B of equity and issued $4.2B of debt and convertibles in his career.

O'Keefe was Executive VP and CFO of Fram Exploration from 2011 to 2012, an early stage E&P company seeking to go public on the Oslo Stock Exchange. He was able to make the necessary board, corporate governance and financial reporting changes to get the Company qualified by the Norwegian securities authority. While there, O'Keefe managed a $25 million public company acquisition, a $40 million drilling joint venture, and raised $14 million of new funds.

O'Keefe was also a Partner in the Houston, Texas practice of Tatum, LLC from 2010 to 2011.  During his tenure, O'Keefe has operated as interim CFO for Lucas Energy, Inc. as well as providing capital raising support to Rooster Petroleum LLC, both of which are independent oil and gas companies. He was able to raise $14 million in equity and warrants for Lucas during the financial crisis. O'Keefe also led Blast Energy Services as President and CEO (2007-2009). For the prior three years, O'Keefe served as Blast Co-CEO & CFO where he raised $62 million in new funding and, jointly with the COO, turned the company around.

From 2000 to 2003, O'Keefe served as CFO of Ivanhoe Energy, a dual listed public E&P company in which he raised $90 million in new equity. Prior to 2000, he was VP of Investor Relations & Corporate Communications with Santa Fe Snyder and Oryx Energy Companies, two upstream Texas based NYSE companies. He played a lead role in merging the companies whereupon stockholders realized gains of $930 and $585 million respectively.

O'Keefe had a 22-year career with Sun Oil and 7 years with BP in the Refining, Marketing, and Upstream segments. He was sponsored by Sun to attend the PMD executive program at Harvard Business School in 1985. He earned an honors degree in Business from Portsmouth University and qualified as a Chartered Accountant at the London South Bank University while doing management training with BP.

Dr. Ash Husain, Ph.D. - CTO

Dr. Ash Husain became our CTO in August 2018. He has also been the CTO of TEO Inc. since 2006.

Dr. Husain has been the Chief Technical Officer at Cedar Lane Natural Foods since 2011 where his primary role is to provide strategic scientific expertise in advancing a relatively new technology of High-Pressure Processing for commercializing refrigerated distribution of RTE meals and meal components. Dr. Husain is a member of the Institute of Food Technologists ("IFT") and is actively involved in the Non-thermal and Food Engineering divisions of IFT. Over the 40 years of his career, his passion and focus has been to search for an alternative sterilization technology to conventional thermal processing to deliver to consumers superior quality wholesome nutritious foods with enhanced food safety.

Dr. Husain received his Ph. D in Biochemical Engineering from the University of Massachusetts in 1972. He holds a M.Tech degree in Ag. and Mechanical Engineering from I I T, India. After a brief postdoctoral fellowship at Univ. of California, Davis in Biomedical Engineering (Cardiology), he began his industry career at Hunt Wesson in 1974 and he progressed to Director of Product Innovations & Technology Development at ConAgra Foods. Dr. Husain worked for M&M Mars as New Business Development Manager where his responsibility was integration and application of pet Foods and Candy technology to new human foods.

Over the years of his career in industry, he collaborated with such international technical research centers and Universities as SIK, AIT, Avignon Food Research and Parma Institute and NCFST on a number of research projects including High Pressure and Microwave pasteurization/Sterilization of packaged foods. Dr. Husain has lectured at Universities in Product and Process Development, Food Processing and Engineering at Cal Poly and Chapman University.

He is on the advisory board of the UC Davis, Food Science program.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

The Company does not currently have independent committees. The Board currently acts in the roles of the various committees. As the Board is expanded to include independent members we expect to form and adopt charters for independent committees.

Code of Ethics

As of the date of this report we have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt a formal policy during this fiscal year upon expanding the Board and executive management team.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(A) of the Exchange Act

Not Applicable

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2018 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2018 and
●	all individuals who served as executive officers of ours at any time during the fiscal year ended December 31, 2018 and received annual compensation during the fiscal year ended December 31, 2017 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jeffrey Mackay Chief Executive Officer (1)	2018 2017	0 0	0 0	0 0	0 0	0 0

John O’Keefe Chief Financial Officer (2)	2018 2017	0 0	0 0	0 0	0 0	0 0

Ash Hussain Chief Technical Officer (3)	2018 2017	0 0	0 0	0 0	0 0	0 0

Note: The table above includes only the value of options that vested during the periods indicated. The listed executives may have also received unvested options that may vest in a future period. See “Outstanding Equity Awards at Fiscal Year-End” below.

(1) Jeffrey Mackay became our President and Director at inception in 2012. Not included in the chart above are 6,337,500 common shares received by TEO Inc. shareholders from TEO Inc. after its conversion of preferred shares in March of 2018.

(2) John O’Keefe became our CFO, Treasurer and Director in August 2018. Not included in the chart above are 370,000 common shares received by TEO Inc. shareholders from TEO Inc. after its conversion of preferred shares in March of 2018.

(3) Dr. Ash Husain became our CTO in August 2018. Not included in the chart above are 175,000 common shares received by TEO Inc. shareholders from TEO Inc. after its conversion of preferred shares in March of 2018.

Employment Agreements and Benefits

We do not currently provide any employee benefit or retirement programs. Our officers’ salaries are determined by the Board of Directors. Officers and employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the Board of Directors.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We have not entered into any employment agreements with our officers.

Outstanding Equity Awards

The following table reflects options granted to our executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Jeffrey Mackay	-	-	-	-

John O’Keefe	-	-	-	-

Ash Hussain	-	-	-	-

Director Compensation

The Company currently has two Directors Jeffrey Mackay and John O'Keefe. Mr. O'Keefe did not become a director until August of 2018.

We do not have any independent, non-executive directors. We currently do not pay any cash remuneration for acting as a Director but expect to do so in the future as the Board is expanded. We intend to reimburse Independent Directors for their expenses, if any, for attendance at meetings of the Board of Directors.

The following table sets forth compensation received by our directors in the fiscal year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jeffrey Mackay(1)	0	0	0	0	0
John O’Keefe(2)	0	0	0	0	0

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Mackay did not receive any other compensation as an executive officer—see the Summary Compensation Table above.
(2)	This table includes only his compensation which was expressly for service as a director. Mr. O’Keefe did not receive any other compensation as an executive officer—see the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 16, 2019 , the beneficial ownership of TEO Foods Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person's address is c/o TEO Foods, Inc., 455 54th Street Suite 102, San Diego, CA, 92114. Shares of common stock subject to options, warrants, convertible notes or preferred stock currently exercisable or convertible or exercisable or convertible within 60 days after April 16, 2019 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Jeffrey H. Mackay (1)	97,566,500	86.7%
John O'Keefe (2)	370,000	*
Dr. Ash Husain	175,000	*
Nerys USA Inc.	11,250,000	10%

Officers and Directors as a Group (3 persons)	98,111,500	87.2%

(1)	Includes 6,337,500 shares held directly and 1,000,000 shares held by his spouse. Also includes 90,229,000 shares of common stock that are issuable upon conversion of 9,022,900 preferred shares held by TEO Inc. which are included since he is able to control the voting of those shares.
(2)	Includes 300,000 shares held by O'Keefe Capital Partners, Llp
(*)	Less than 1%.

Item 13. Certain Relationships and Related Transaction, and Director Independence

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under "Director Compensation" and "Executive Compensation," the following is a description of transactions since December 27, 2012 (inception), to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

There have not been any transactions meeting the criteria of the paragraph above.

Director Independence

Our Board of Directors presently consists of two members. Our Board of Directors has determined that Mr. Mackay and Mr. O'Keefe are not "independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange. In accordance with these requirements, we have determined that Jeffrey Mackay and John O'Keefe are not "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Mr. Mackay and Mr. O'Keefe are executive officers of the Company, and therefore are not independent directors.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2018 and 2017 were: $6,000, and $3,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2018 and 2017.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2018 and 2017.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2018 and 2017 were $0 and $0.

Audit Committee Pre-Approval Policies

The Board acting as our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2018.  Audit-related fees, tax fees, and all other fees, if any, are approved by the Board.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TEO Foods, Inc. (Incorporated by reference to Exhibit 3.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
3.2	Bylaws of TEO Foods, Inc. (Incorporated by reference to Exhibit 3.2 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
10.1	Master Agreement with TEO Inc. effective September 30, 2017 (Incorporated by reference to Exhibit 10.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
10.2	Co-Pack Agreement with TARGA. Effective April 20, 2018 (Incorporated by reference to Exhibit 10.2 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
10.3	Form of Securities Purchase Agreement. We entered into respective agreements on this form with 1 purchaser in June 2018. (Incorporated by reference to Exhibit 10.3 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
10.3.1	Form of Secure Convertible Note. (Incorporated by reference to Exhibit 10.3.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
10.4	Promissory Note July 31st, 2018. (Incorporated by reference to Exhibit 10.4 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
10.5	Stock Purchase Agreement between NERYS USA Inc. and TEO Foods, Inc effective July 30, 2018 (Incorporated by reference to Exhibit 10.5 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2019)
10.5.1	Amendment to Stock Purchase Agreement between NERYS USA Inc. and TEO Foods, Inc. (incorporated by reference to Exhibit 10.1 from the registrant’s Current Report on form 8-K filed with the SEC on February 6, 2019)

21*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Item 16.  Form 10K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

April 16, 2019	By:	/s/ Jeffrey Mackay
Jeffery Mackay
Chief Executive Officer
(Principal Executive Officer)

April 16, 2019	By:	/s/John O’Keefe
John O’Keefe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2019	/s/ Jeffrey Mackay
Jeffrey Mackay, Director,
Principal Executive Officer

Date: April 16, 2019	/s/ John O'Keefe
John O'Keefe, Director,
Principal Accounting Officer

