Form 10-Q
period 2019-03-31
TEO FOODS INC
filed 2019-05-20
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	None	None

As of May 20, 2019, there were 21,622,245 shares of the registrant’s common stock outstanding.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION	1

Item 1	Interim Consolidated Financial Statements March 31 2019	1

	Consolidated Balance Sheets	1

	Consolidated Statement of Operations and Comprehensive Income	2

	Consolidated Statement of Stockholders’ Equity	3

	Consolidated Statement of Cash Flows	4

	Notes to the Interim Consolidated Financial Statements	5-9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II	OTHER INFORMATION	14

Item 1	Legal Proceedings	14

Item1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements March 31, 2019

TEO Foods Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$61,311	$2,139
Accounts Receivables, Net	328,468	-
Inventory, Net	635,896	-
Related Party Receivables	1,071,776	-
Notes Receivable, Related Party	543,687	-
Tax Receivables	804,662	-
Prepaid and Other Assets	22,272	-
Prepayment for Targa Purchase	-	380,000
Total Current Assets	3,468,072	382,139
Fixed Assets, Net	122,936	-
TOTAL ASSETS	3,591,008	$382,139
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payables and Accrued Liabilities	$871,714	$17,184
Related Party Payables	493,880	274
License Fee Payable	827,000	875,000
Notes Payable	134,000	134,000
Convertible Notes Payable	842,000	220,000
Total Current Liabilities	3,168,594	1,246,458
Convertible Notes Payable	100,000	100,000
Deferred Tax Liability	26,230	-
TOTAL LIBILITIES	3,294,824	1,346,458
Commitments and Contingencies
Stockholders' Equity
Preferred Stock $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common Stock, $0.001 par value, 490,000,000 shares authorized, 21,622,245 and 10,334,745 shares issued and outstanding, respectively	21,623	10,335
Additional Paid In Capital	1,168,229	47,017
Accumulated Deficit	(932,021)	(1,030,694)
Other Comprehensive Income	29,330	-
TOTAL EQUITY (DEFICIT)	296,184	(964,319)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,591,008	$382,139

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2019 And 2018

(Unaudited)

	March 31, 2019	March 31, 2018

Revenues	$1,030,783	$-
Cost of Sales	804,165	-
GROSS PROFIT	226,618	-
Operating Expenses
Payroll	148,593	-
General and Administrative	141,778	125,274
Rent and Lease	23,491	-
Professional Fees	28,160	-
Advertising and Marketing	26,496	-
Depreciation	3,555	-
Total Operating Expenses	372,073	125,274
NET OPERATING LOSS	(145,455)	(125,274)
Other Income (Expense):
Interest Expenses	(14,193)	-
Other Income	62,334	-
Bargain Purchase Gain	222,217	-
Total Other Income (Expenses)	270,358	-
Net Loss Before Income Tax	124,903	(125,274)
Income Tax Expense	(26,230)	-
NET INCOME (LOSS)	98,673	(125,274)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	29,330	-
COMPREHENSIVE INCOME	128,003	(125,274)

Earnings per common share – basic	$0.0055	N/A
Earnings per common share – diluted	$0.0009	N/A
Weighted average common - basic	17,865,995	-
Weighted average common - diluted	108,094,995	-

See accompanying notes to unaudited pro forma financial statements

TEO Foods Inc.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Preferred Stocks		Common Stock		Paid-in	Accum- ulated	Other Compre- hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Three Months Ended March 31, 2018
Balance December 31,2017	10,000,000	$10,000	-	$-	$-	$(1,010,000)	$-	$(1,000,000)
Conversion of Preferred Stock	(977,100)	(977)	9,771,000	977	-	-	-	-
Net Loss	-	-	-	-	-	(125,274)	-	(125,274)
Balance March 31,2018	9,022,900	$9,023	9,771,000	$977	$-	$(1,135,274)	$-	$(1,125,274)

Three Months Ended March 31, 2019
Balance December 31, 2018	9,022,900	$9,023	10,334,745	$10,335	$47,017	$(1,030,694)	$-	$(964,319)
Stock Issued for Acqusition of Targa	-	-	11,250,000	11,250	1,113,750	-	-	1,125,000
Stock Issued for Cash	-	-	37,500	38	7,462	-	-	7,500
Foreign Currency Translation Adjustments	-	-	-	-	-	-	29,330	29,330
Net Income	-	-	-	-	-	98,673	-	98,673
Balance March 31, 2019	9,022,900	$9,023	21,622,245	$21,623	$1,168,229	$(932,021)	$29,330	$296,184

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2019 And 2018

(Unaudited)

	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,673	$(4,330)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,555	-
Bargain Purchase Gain	(222,217)	-
Change in Operating Assets and Liabilities:
Accounts Receivables	92,355	-
Receivables from Related Parties	(16,478)	4,330
Inventory	(142,339)	-
Tax Receivable	(80,526)	-
Prepaid and Other Assets	(439)	-
Accounts Payable and Accrued Expenses	216,776	-
Related Party Payables	5,525	-
Deferred Taxes	26,230	-
Net cash used in operating activities	(18,885)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of Notes Receivable, Related Party	12,723	-
Net Cash Received from Acquisition of Targa	6,504	-
Net cash provided by investing activities	19,227	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Note Payable	120,000	30,000
Payments on Licensing Fee	(48,000)	(30,000)
Repayment of Convertible Note Payable	(50,000)	-
Proceeds From Issuance of Common Stock	7,500	-
Net cash provided by financing activities	29,500	4,330

Effect of Foreign Exchange Translation	29,330	-

Net Increase for the Period	$59,172	$4,330
Cash and Cash Equivalents, Beginning of the Period	2,139	-
Cash and Cash Equivalents, End of the Period	$61,311	$4,330

SUPPLEMENTAL INFORMATION
Cash Paid For:
Income Taxes	-	-
Interest	-	-

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

On January 31, 2019, the Company executed the Stock Purchase Agreement with NERYS USA Inc. The Company issued the closing payments as described in Note 4. Pursuant to the terms of the purchase agreement, Targa became a wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ending December 31, 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s 10-K as filed with the Securities and Exchange commission on April 16, 2019

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Foreign Currency Translation

The Company subsidiary’s primary functional currency is the Mexican peso, but it’s reporting currency is the U.S. dollar. The balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at March 31, 2019 and December 31, 2018 was approximately, $43,747 and $43,000, respectively.

Related Party Receivables

Related Party Receivables are reported at the outstanding balances less any allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2019 was $400,000.

Inventory and Cost of Sales

Inventories are stated at the lower of cost or realizable value, using the average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage and a firm commitment to sell.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2019 and December 31, 2018 were impaired.

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

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

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

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of March 31, 2019, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 4,710,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of December 31, 2018, preferred shares convertible to 90,229,000 common shares and notes convertible into a maximum of 1,600,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and did not have a significant impact on the Company’s financial statements or disclosures.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2019 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 4 – STOCK PURCHASE AGREEMENT

On July 30, 2018, the Company entered into a Stock Purchase Agreement with NERYS USA Inc. to purchase all of the issued and outstanding equity of Commercial Targa S.A. de C.V. ("Targa").

On January 31, 2019, TEO Foods Inc. acquired 100% of the equity interest of Targa, a private entity, in exchange for $160,000 in cash, $220,000 and $552,000 secured convertible notes payable and 11,250,000 common shares. The acquisition was effective as of January 1, 2019. In addition, an earn-out provision was added which, if certain conditions are met, would require an additional secured convertible promissory note of $310,000 and the issuance of an additional 3,750,000 common shares. As of March 31, 2019, the Company does not expect to pay any additional purchase price for the earnout.

Due to the state of operations of Targa, along with the economic impact of U.S. tariffs, the Company acquired Targa for less than the estimated fair value of its net assets.  In accordance with ASC 805, Business Combinations, the Company has initially measured Targa’s identifiable assets acquired at $3,405,052 and the identifiable liabilities at $1,125,835, resulting in a net value of $2,279,217.  The expected purchase price is $2,057,000, which resulted in an initial estimated bargain purchase gain of $222,217.  The Company has reviewed its procedures used to identify and measure the assets acquired, the liabilities assumed and the consideration transferred and concluded that the procedures followed and the resulting measurements, subject to the conditions below, were appropriate.  The Company also performed a review and determined that the business combination did not include any transactions that should be accounted for separately from the business combination.

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Targa for the three months ended March 31, 2018, as if this business combination had occurred as of January 1, 2018. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Targa acquisition and the related equity issuances as if each had occurred on January 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the period indicated, nor does it purport to represent the Company’s future results of operations.

2018
Net Revenue	$2,043,998
Net Income	$82,941
Net Income per Common Share - Basic	$.0073
Net Income per Common Share - Diluted	$.0007
Weighted Average Number of Shares of Common Stock Outstanding - Basic	11,358,567
Weighted Average Number of Shares of Common Stock Outstanding - Diluted	111,358,567

The calculations of pro forma net revenue and pro forma net loss give effect to the Targa business combination for the three months ended March 31, 2018 based on the historical net revenue and net income (loss), as applicable, of Targa. The operations for the three months ended March 31, 2019 are included in the accompanying statement of operations and comprehensive income. It does not give account to all purchase accounting adjustments as the purchase accounting has not been finalized. The Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and know-how that may need to be recognized. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible and anticipates that the allocation will not be final for approximately six months. Any adjustments necessary may be material to the consolidated balance sheet, but should not have a material impact to the March 31, 2019 reported operating results or cash flows.

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 5 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2019 and accrue and accept payments due as funds are available. As of March 31, 2019, the Company has paid $173,000 toward the license. Commencing January 1, 2020, a use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2020	$ 500,000
2021	750,000
2022	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of March 31, 2019, and December 31, 2018, the outstanding balance of the license fee payable was $827,000 and $875,000, respectively

NOTE 6 – NOTES PAYABLES

8% Note Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to May 31, 2019. As of March 31, 2019 and December 31, 2018, the outstanding balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. As of March 31, 2019 and December 31, 2018, the outstanding balance of the note was $34,000.

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

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

On January 31, 2019 the Company issued a note for $552,000. The note is for a two-year term and bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share.

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in convertible notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019. The $120,000 note purchased in February can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until June 30, 2019 and then bears 8% interest, if not converted to common stock.

As of March 31, 2019, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

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

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

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

The provision for Federal income tax consists of the following March 31, 2019 and December 31, 2018:

Federal income tax benefit attributable to:	March 31, 2019	December 31, 2018
Current Operations	$30,290	$4,346
Less: valuation allowance	(30,290)	(4,346)
Net provision for Federal income taxes	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	March 31, 2019	December 31, 2018
Net operating loss carryover	$35,544	$5,254
Less: valuation allowance	(35,544)	(5,254)
Net deferred tax asset	-	-

As of March 31, 2019, the Company has recorded a estimated deferred tax liability of $26,230 related to the bargain purchase gain.

At March 31, 2019, the Company had net operating loss carry forwards of approximately $169,000 that may be offset against future taxable income. No tax benefit has been reported in the March 31, 2019 or December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits.

In addition, at March 31, 2019 and December 31, 2018, the Company had revolving loans receivable from related parties of $1,071,776 and $0, respectively.

As of March 31, 2019, and December 31, 2018, related parties had note receivable balances of $543,687 and $0, respectively.

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

NOTE 11 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2019 no cash balances exceeded the federally insured limit.

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

Co-Pack Agreement

On April 20, 2018, the Company entered into a co-packing agreement with Targa. Targa is located in Tijuana, Mexico and produces and sells its own brands of products in Mexico which includes the NERYS line of imported California cheese products, frozen pizzas, various pasta meals and other products sold in major stores such as Wal-Mart, 7-Eleven, Soriana, OXXO and others.

Targa is currently the Company's only vendor contracted to produce its products. The Company acquired Targa in January of 2019. See Note 4.

NOTE 12 – TAX RECEIVABLES

Tax receivables are credits from the Mexican taxing authority. Targa has accumulated Mexican value added tax (“IVA”) (tax payments that exceeded its IVA tax liabilities over the past several years. The Company has begun to apply for refunds of these accumulated overpayments and expect to obtain these refunds during 2019.

NOTE 13 – INVENTORY

At March 31, 2019, inventory consisted of approximately $51 8,000 of raw materials and finished goods in a warehouse in Tijuana, Mexico and approximately $126,000 of finished goods on consignment. The Company has an allowance of approximately $8,000 for shrinkage as of March 31, 2019.

NOTE 14 – FIXED ASSETS

At March 31, 2019, fixed assets consisted of approximately $10,000 of furniture and equipment, $158,000 of machinery, $4,000 of computers and $14,000 of vehicles. Accumulated depreciation was approximately $64,000 as of March 31, 2019 and net fixed assets were approximately $123,000. Depreciation expense for the three months ended March 31, 2019 and 2018 was $3,555 and $0, respectively. The estimated useful lives range from 3 to 10 years.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 20, 2019 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASM”) No. 2016-02, Leases, (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and did not have a significant impact on our financial statements or disclosures.

Overview

The Company was incorporated in the state of Nevada on December 27, 2012, but did not commence operations until September of 2017.

The Company intends to produce and sell packaged food products for retail in the frozen, refrigerated and shelf stable categories. The Company has a license to use the TEO name and logo on food products it sells and to apply the TEO pasteurization/sterilization processes to its products for improved shelf life and safety.

The Company will initially sell a line of TEO branded packaged food products in the refrigerated meal and meal component categories. The initial markets are domestically and in Mexico.

On January 31, 2019, we completed an acquisition of Commercial Targa S.A. De C.V. ("Targa"). Targa is located in Tijuana Mexico and produces and sells its own brands of products in Mexico which includes the NERYS line of imported California cheese products, frozen pizzas, various pasta meals and other products sold in the major stores such as Walmart, 7-Eleven, Soriana, OXXO and others.

We are currently working through our subsidiary, Targa, to develop our packaged products for initial retail placements in Mexico. We are working on the production planning for initial products with the licensed pasteurization/sterilization process applied.

We continue to evaluate the production capabilities and equipment at the facility in Mexico. Although Targa currently has tray and pouch thermoforming, modified atmosphere fill and sealing capability, we will need to add equipment for pre-formed tray modified atmosphere fill and sealing capability. We are also looking to improve the pasta/rice cooking capabilities which are the base of our initial meal recipes.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2019 and 2018

During the three-month periods ended March 31, 2019 and 2018, the Company had $1,030,783 and $0 in revenue, respectively. The change in revenue was a result of the completion of the acquisition of Targa. The revenue from the operations of Targa are primarily sales of food products which include packaged cheese under the retail brand Nery’s, frozen pizzas, frozen pasta meals and food service sales of cheese, pizza sauce, flour and pizza toppings.

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

During the three-month periods ended March 31, 2019 and 2018, we had general and administrative expenses of $141,778 and $125,274, respectively. Payroll expenses were $148,593 and $0 during the three-month periods ended March 31, 2019 and 2018, respectively. These and other increases were due to the acquisition of Targa operations.

Interest expense was $14,193 and $0 for the three-month periods ended March 31, 2019 and 2018, respectively. This interest is related to notes payable entered into during 2018.

The Company's net income (loss) for the three-month period ended March 31, 2019 and 2018 was $98,673 and ($125,274), respectively. Although the three-month period ended March 31, 2019 had a net operating loss of $145,455 this was offset by the Bargain Purchase Gain of $222,217 related to the acquisition.

Targa has experienced a significant loss in sales primarily resulting from the retaliatory tariffs Mexico has placed on imports of cheese produced in the USA. In June of 2018, the USA placed a tariff on steel imported from Mexico to the USA. Mexico retaliated with tariffs on imports of cheese produced in the USA. The tariffs range from 20% to 25%. Targa has raised its prices on its retail and wholesale cheese products to compensate for the increased cost, but has lost customers as a result.

In September 2018, the United States, Mexico, and Canada reached an agreement to replace the North American Free Trade Agreement (“NAFTA”) with the United States–Mexico–Canada Agreement (“USMCA”). NAFTA will remain in force, pending the ratification of the USMCA which has not yet occurred.

Given the uncertainty as to when or if the USA Steel tariffs on Mexico will be lifted, which we believe to be a condition precedent to Mexico ending the retaliatory tariffs on USA produced cheese, Targa has sought to offset lost revenue by increasing revenue from converting services. News reports as of May 17, 2019 indicated the steel tariffs may be lifted with regard to Canada and Mexico. As of the date of this quarterly report, we are not certain as to if or when the retaliatory tariffs by Mexico on cheese will be lifted. The USA recently imposed new tariffs on tomatoes from Mexico, so the status of these tariffs between the USA and Mexico are uncertain.

Targa received the necessary approvals in late March 2019 to operate as a maquiladora enabling it to import cheese from the USA, process it and export it back to the USA without incurring the tariff in Mexico. Although this will not provide relief from tariffs on cheese sales in Mexico, it is expected to generate revenue for cutting, shredding and packaging of products to be exported back to the USA.

Targa has recently received orders for processing and is in discussions with other cheese producers and brokers to provide converting services.

Expenses are expected to increase as our operations develop and we begin to introduce new products into the market.

Liquidity and Capital Resources

At March 31, 2019, we had total assets of $3,591,008 and total liabilities of $3,294,824. As of December 31, 2018, we had total assets of $382,139 and total liabilities of $1,346,458. The Company recorded a deemed dividend of $1 million for the initial license fee payable to TEO. During the three-month period ended March 31, 2019, the Company paid $48,000 toward the current portion of the license fee payable.

Net cash provided by investing activities for the three-month period ended March 31, 2019 amounted to $19,227.

Cash provided from financing activities for the three-month period ended March 31, 2019 amounted to $29,500 which consisted of $120,000 received through the issuance of a convertible note, $50,000 repayment of a convertible note, $7,500 in proceeds from the sale of common stock and deemed dividend payment for license of $48,000 to TEO pursuant to a license agreement.

Over the next twelve months, we believe that we will require additional capital and anticipated funds from operations to further develop and sustain our operations. The Company will need to seek additional financing to expand operations and create revenue with the introduction of its products to the market. The TEO license requires future payments and royalty payments on related revenue. The capital requirements for development of our business based on the TEO license has not yet been determined and the implementation plan for this segment is currently under revision due to the recent acquisition of Targa.

We believe that the acquisition of Targa with its production facilities and retail placements will help support the introduction of our products into the market. We believe the acquisition further enhances the prospects of increasing sales of the Nery's brands by developing domestic sales of those product in addition to the introduction of new TEO products.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2019. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TEO Foods Inc.

Date: May 20, 2019	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: May 20, 2019	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

