Form 10-Q
period 2019-06-30
TEO FOODS INC
filed 2019-08-19
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2019

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  333-226801

TEO Foods Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Blvd. Insurgentes 19801 Int. 4A

Tijuana, B.C. 22216

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

As of August 18, 2019, there were 21,622,245 shares of the registrant’s common stock outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements June 30, 2019

TEO Foods Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and Cash Equivalents	$114,183	$2,139
Accounts Receivables, Net	410,502	-
Inventory, Net	351,371	-
Related Party Receivables	272,319	-
Notes Receivable, Related Party	150,499	-
Tax Receivables	972,318	-
Prepaid and Other Assets	12,605	380,000
Total Current Assets	2,283,797	382,139
Fixed Assets, Net	132,048	-
TOTAL ASSETS	2,415,845	$382,139
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payables and Accrued Liabilities	$1,058,404	$17,184
Related Party Payables	1,202	274
License Fee Payable - Related Party	767,000	875,000
Notes Payable	134,000	134,000
Convertible Notes Payable – Current Portion	220,000	220,000
Total Current Liabilities	2,180,606	1,246,458
Long Term Liabilities
Convertible Notes Payable – Long-Term	-	100,000
Deferred Tax Liability	26,230	-
TOTAL LIBILITIES	2,206,836	1,346,458
Stockholders' Equity
Preferred Stock $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common Stock, $0.001 par value, 490,000,000 shares authorized, 21,622,245 and 10,334,745 shares issued and outstanding, respectively	21,623	10,335
Additional Paid In Capital	1,168,229	47,017
Accumulated Deficit	(1,044,546)	(1,030,694)
Other Comprehensive Income	54,680	-
TOTAL EQUITY (DEFICIT)	209,009	(964,319)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,415,845	$382,139

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended		Three Months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	$2,167,409	$-	$1,132,995	-
Cost of Sales	1,766,485	-	967,083	-
GROSS PROFIT	400,924	-	165,912	-

Operating Expenses
Payroll	278,026	-	128,762	-
General and Administrative	224,512	274	82,734	-
Rent and Lease	55,797	-	36,329	-
Professional Fees	67,157	2,500	38,947	2,500
Advertising and Marketing	45,417	-	18,801	-
Depreciation	8,929	-	5,358	-
Total Operating Expenses	679,838	2,774	310,931	2,500

NET OPERATING LOSS	(278,914)	(2,774)	(145,019)	(2,500)

Other Income (Expense)
Interest Expenses	(47,323)	(1,170)	(33,130)	(1,170)
Other Income (Expenses)	116,398	-	65,624	-
Bargain Purchase gain	222,217	-	-	-
Total Other Income (Expenses)	291,292	(1,170)	32,494	(1,170)
Net Income/(Loss) Before Income Tax	12,378	(3,994)	(112,525)	(3,670)
Income Tax Expense	(26,230)	-	-	-
NET LOSS	(13,852)	(3,994)	(112,525)	(3,670)
Other Comprehensive Income/(Loss)
Foreign currency Translation Adjustments	54,680	-	25,350	-
COMPREHENSIVE INCOME/(LOSS)	$40,828	$(3,994)	$(87,175)	$(3,670)

Earnings per common share –basic & diluted	$(0.0007)	(0.0000)	$(0.0104)	(0.0004)
Weighted average common – basic & diluted	19,744,120	4,966,475	10,811,123	9,771,000

See accompanying notes to unaudited pro forma financial statements

TEO Foods Inc.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Preferred Stocks		Common Stock
	Shares	Amount	Shares		Amount	Paid -in Capital	Accumulated Deficit	Other Comprehensive Income		Total

Six months ended June 30, 2018
Balance December 31, 2017	10,000,000	$10,000	-	$		$-	$(1,010,000)	$-		$(1,000,000)
Conversion of preferred stock	(977,100)	(977)	9,771,000		977	-	-	-		-
Net loss	-	-	-		-	-	(274)	-		(274)
Balance June 30,2018	9,022,900	9,023	9,771,000		977	-	(1,010,274)	-		(1,000,274)
Net income	-	-	-		-	-	(3,670)	-		(3,670)
Balance June 30, 2018	9,022,900	$9,023	9,771,000		$977	$-	$(1,013,944)	$-		$(1,003,944)

Six months ended June 30, 2019
Balance December 31, 2018	9,022,900	$9,023	10,334,745		$10,335	$47,017	$(1,030,694)	$-		$(964,319)
Stock issued for acquisition of Targa	-	-	11,250,000		11,250	1,113,750	-		-	1,125,000
Stock issued for cash	-	-	37,500		38	7,462	-		-	7,500
Foreign currency translation adjustments	-	-	-		-	-	-	29,330		29,330
Net income	-	-	-		-	-	98,673	-		98,673
Balance June 30, 2019	9,022,900	9,023	21,622,245		21,623	1,168,229	(932,021)	29,330		296,184
Net loss	-	-	-		-	-	(112,525)	-		(112,525)
Foreign currency translation adjustments	-	-	-		-	-	-	25,350		25,350
Balance June 30, 2019	9,022,900	$9,023	21,622,245		$21,623	$1,168,229	$(1,044,546)	$54,680		$209,009

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENT OF CASH FLOW

For the six months ended June 30,2019 and 2018

(Unaudited)

	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,852)	$(3,944)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,929	-
Bargain Purchase Gain	(222,217)	-
Change in Operating Assets and Liabilities:
Accounts Receivables	10,321	-
Receivables from Related Parties	(38,375)	-
Inventory	142,186	-
Tax Receivable	(248,182)	-
Prepaid and Other Assets	9,228	-
Accounts Payable and Accrued Expenses	420,650	3,670
Related Party Payables	928	374
Deferred Taxes	26,230	-
Net cash used in operating activities	95,846	100
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(14,486)	-
Net Cash Received from Acquisition of Targa	6,504	-
Net cash provided by investing activities	(7,982)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Note Payable	120,000	100,000
Proceeds from Issuance of Notes Payable	-	25,000
Payments on Licensing Fee	(108,000)	(43,000)
Repayment of Convertible Note Payable	(50,000)	-
Proceeds from Issuance of Common Stock	7,500	-
Net cash provided by financing activities	(30,500)	82,000

Effect of Foreign Exchange Translation	54,680	-

Net Increase for the Period	112,044	82,100
Cash and Cash Equivalents, Beginning of the Period	2,139	-
Cash and Cash Equivalents, End of the Period	$114,183	$82,100

SUPPLEMENTAL INFORMATION
Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Disclosure of Non-Cash Investment and Finance Activities:
Elimination of convertible notes by offset against Notes Receivable, Related Party and Related Party Receivables	$739,110	$-
Elimination of Related Party Receivables and Payables offset	$360,824	$-

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

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

On January 31, 2019, the Company executed the Stock Purchase Agreement with NERYS USA Inc. (“Nerys USA”). The Company issued the closing payments as described in Note 4. Pursuant to the terms of the purchase agreement, Commercial Targa S.A. de C.V. (“Targa”) became a wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2109 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ending December 31, 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s 10-K as filed with the Securities and Exchange commission on April 16, 2019

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at June 30, 2019 and December 31, 2018 was approximately, $44,000 and $43,000, respectively.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

  Identification of the promised goods in the contract;
  Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
  Measurement of the transaction price, including the constraint of variable consideration;
  Allocation of the transaction price of the performance obligations; and
  Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, Revenue Recognition, at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time typically upon delivery.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. For the three and six months ended June 30, 2019 and 2018, preferred shares and convertible notes payable convertible into common shares were excluded from the calculation of loss per common share as they were anti-dilutive.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2019 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

NOTE 4 – STOCK PURCHASE AGREEMENT

On July 30, 2018, the Company entered into a Stock Purchase Agreement with Nerys USA to purchase all of the issued and outstanding equity of Targa.

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

In May of 2019, the purchase agreement was amended resulting in the earn-out provision being eliminated, the $220,000 (which had a principal balance remaining of $170,000) and $552,000 secured convertible notes payable, plus accrued interest, issued as part of the purchase price being assigned to Targa in exchange for an equal reduction of amounts owed to Targa by Nerys USA. In addition, Nerys USA assumed and settled an account payable balance due from Targa against amounts Targa owed to Nerys USA.

The assignment of the Nerys notes to Targa resulted in a $722,000 reduction in the convertible notes payable and reduction in liabilities for the accrued interest due transferred of $17,110. This also resulted in an equal reduction of $739,110 of Related Party Receivable and Notes Receivable due to Targa from Nerys USA. In addition, $360,824 of Related Party Payables to Nerys USA were offset against Related Party Receivables from Nerys USA to Targa.

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

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Targa for the six months ended June 30, 2018, as if this business combination had occurred as of January 1, 2018. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Targa acquisition and the related equity issuances as if each had occurred on January 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the period indicated, nor does it purport to represent the Company’s future results of operations.

2018
Net Revenue	$3,859,231
Net Loss	$(463,817)
Net Loss per Common Share – Basic & Diluted	$(.029)
Weighted Average Number of Shares of Common Stock Outstanding – Basic & Diluted	16,216,475

The calculations of pro forma net revenue and pro forma net loss give effect to the Targa business combination for the six months ended June 30, 2018 based on the historical net revenue and net income (loss), as applicable, of Targa. The operations for the six months ended June 30, 2019 are included in the accompanying statement of operations and comprehensive income. It does not give account to all purchase accounting adjustments as the purchase accounting has not been finalized. The Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and know-how that may need to be recognized. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible and anticipates that the allocation will not be final for approximately six months. Any adjustments necessary may be material to the consolidated balance sheet, but should not have a material impact to the June 30, 2019 reported operating results or cash flows.

NOTE 5 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2019 and accrue and accept payments due as funds are available. As of June 30, 2019, the Company has paid $233,000 toward the license. Commencing January 1, 2020, a use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2020	$ 500,000
2021	750,000
2022	1,000,000
Thereafter	Increase 10% per year

As of June 30, 2019, and December 31, 2018, the outstanding balance of the license fee payable was $767,000 and $875,000, respectively

NOTE 6 – NOTES PAYABLES

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2019. As of June 30, 2019 and December 31, 2018, the outstanding principal balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. This note was subsequently amended to extend the maturity date to December 31, 2019. As of June 30, 2019 and December 31, 2018, the outstanding principal balance of the note was $34,000.

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

On November 20, 2018 the Company issued a note for $220,000. The note was for a two-year term and bore an 8% interest rate, due at maturity. The note was convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. In February of 2019, the Company made a payment on the principal of $50,000 and in May of 2019, the note was settled (see Note 4).

On January 31, 2019 the Company issued a note for $552,000. The note was for a two-year term and bore an 8% interest rate, due at maturity. The note was convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. In May of 2019, the note was settled (see Note 4).

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in convertible notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019 or the third purchase on June 1, 2019. The purchase provisions of the agreement have expired with only the first purchase executed. The $120,000 note purchased in February can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until June 30, 2019 and then bears 8% interest, if not converted to common stock.

As of June 30, 2019, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

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

The provision for Federal income tax consists of the following June 30, 2019 and December 31, 2018:

Federal income tax benefit attributable to:	June 30, 2019	December 31, 2018
Current Operations	$4,196	$4,346
Less: valuation allowance	(4,196)	(4,346)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	June 30, 2019	December 31, 2018
Net operating loss carryover	$9,450	$5,254
Less: valuation allowance	(9,450)	(5,254)
Net deferred tax asset	$-	$-

As of June 30, 2019, the Company has recorded an estimated tax liability of $26,230 related to the bargain purchase gain; however, the Company is still evaluating the purchase accounting, so this estimate may change.

At June 30, 2019, the Company had net operating loss carry forwards of approximately $45,000 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2019 or December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ASC 740, Income Taxes, provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits.

In addition, at June 30, 2019 and December 31, 2018, the Company had revolving receivables from related parties of $272,319 and $0, respectively.

As of June 30, 2019, and December 31, 2018, the Company had notes receivable from related parties of $150,499 and $0, respectively.

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

NOTE 11 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2019 no cash balances exceeded the federally insured limit.

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

NOTE 12 – TAX RECEIVABLES

Tax Receivables which are credits from the Mexican taxing authority. The Company has accumulated IVA tax payments that exceeded its IVA tax liabilities over the past several years. The Company has begun to apply for refunds of these accumulated overpayments and expect to obtain these refunds during 2019.

NOTE 13 – INVENTORY

At June 30, 2019, inventory consisted of approximately $351,000 of raw materials and finished goods in a warehouse in Tijuana, Mexico. The Company has an allowance of approximately $8,000 for shrinkage as of June 30, 2019.

NOTE 14 – FIXED ASSETS

At June 30, 2019, fixed assets consisted of approximately $10,000 of furniture and equipment, $169,000 of machinery, $4,000 of computers and $15,000 of vehicles. Accumulated depreciation was approximately $130,000 as of June 30, 2019 and net fixed assets were approximately $68,000. Depreciation expense for the six months ended June 30, 2019 and 2018 was $8,929 and $0, respectively. The estimated useful lives range from 3 to 10 years.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 19, 2019 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

On January 31, 2019, we completed an acquisition of Commercial Targa S.A. De C.V. ("Targa"). Targa is located in Tijuana Mexico and produces and sells its own brands of products in Mexico which includes the NERYS line of imported California cheese products, frozen pizzas, various pasta meals and other products sold in the major stores such as Wal-Mart, 7-Eleven, Soriana, OXXO and others.

We recently moved our business offices to our subsidiary, Targa where we are continuing to develop our packaged products for initial retail placements in Mexico. We have met with the buyers of our current customers and they have expressed a willingness to place the new products.

We have remodeled the cheese processing area, revised production processes, removed and replaced some obsolete equipment at the facility in Mexico. The pizza and meal processing area has been shut down and is being prepared for remodeling and revision of production processes. We have begun to replace some of the pizza and meal production equipment as part of the remodeling.

The rework of the existing production facility is more extensive than originally anticipated and therefore we expect the production planning, formulation, equipment and supply lead times, testing, validation, branding and sales of the new trayed meal products will extend into 2020 for a limited regional new product offering. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials…), retain consultants/staff and provide for other costs of production.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2019 and 2018

During the six-month periods ended June 30, 2019 and 2018, the Company had $2,167,409 and $0 in revenue, respectively. The change in revenue was a result of the completion of the acquisition of Targa. The revenue from the operations of Targa are primarily sales of food products which include packaged cheese under the retail brand Nery’s, frozen pizzas, frozen pasta meals and food service sales of cheese, pizza sauce, flour and pizza toppings.

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

During the six-month periods ended June 30, 2019 and 2018, we had general and administrative expenses of $224,512 and $274, respectively. Payroll expenses were $278,026 and $0 during the six-month periods ended June 30, 2019 and 2018, respectively. The increase is due to the acquisition of Targa operations.

Interest expense was $47,323 and $1,170 for the six-month periods ended June 30, 2019 and 2018, respectively. This interest is related to notes payable.

The Company's net loss for the six-month period ended June 30, 2019 and 2018 was $13,852 and $3,994, respectively. Although the six-month period ended June 30, 2019 had a net operating loss of $278,914 this was offset by the Bargain Purchase Gain of $222,217 related to the acquisition.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

During the three-month periods ended June 30, 2019 and 2018, the Company had $1,132,995 and $0 in revenue, respectively. The change in revenue was a result of the completion of the acquisition of Targa.

During the three-month periods ended June 30, 2019 and 2018, we had general and administrative expenses of $82,734 and $0, respectively. Payroll expenses were $128,762 and $0 during the three-month periods ended June 30, 2019 and 2018, respectively. The increase is due to the acquisition of Targa operations.

Interest expense was $33,130 and $1,170 for the three-month periods ended June 30, 2019 and 2018, respectively. This interest is related to notes payable.

The Company's net loss for the three-month period ended June 30, 2019 and 2018 was $112,525 and $3,670, respectively. Although the three-month period ended June 30, 2019 had a net operating loss of $145,019 this was offset by the Bargain Purchase Gain of $222,217 related to the acquisition.

Targa has experienced a significant loss in sales primarily resulting from the retaliatory tariffs Mexico has placed on imports of cheese produced in the USA. In June of 2018, the USA placed a tariff on steel imported from Mexico to the USA. Mexico retaliated with tariffs on imports of cheese produced in the USA. The tariffs ranged from 20% to 25%. Targa lost customers as a result. The tariffs were lifted on May 20, 2019. There can be no assurance that new tariffs won’t be imposed without warning.

We have been working to recover the loss of sales. We have sought to offset lost revenue by increasing revenue from converting services. Targa received the necessary approvals in late March 2019 to operate as a maquiladora enabling it to import cheese from the USA, process it and export it back to the USA without incurring tariffs in Mexico. Although this will not provide relief from any future tariffs on cheese sales in Mexico, it may insulate us from future tariffs on sales back to the USA.

We expect to generate revenue for cutting, shredding and packaging of products to be exported back to the USA. Targa has received orders for processing in Mexico and the USA and is continuing to work to develop our converting services.

Expenses are expected to increase as our operations develop and we begin to introduce new products into the market.

Liquidity and Capital Resources

At June 30, 2019, we had total assets of $2,415,845 and total liabilities of $2,206,836. As of December 31, 2018, we had total assets of $382,139 and total liabilities of $1,346,458. The Company recorded a deemed dividend of $1 million for the initial license fee payable to TEO. During the six-month period ended June 30, 2019, the Company paid $108,000 toward the current portion of the license fee payable.

Net cash provided by investing activities for the six-month period ended June 30, 2019 amounted to $7,982.

Cash provided from financing activities for the six-month period ended June 30, 2019 amounted to ($30,500) which consisted of $120,000 received through the issuance of a convertible note, $50,000 repayment of a convertible note, $7,500 in proceeds from the sale of common stock and deemed dividend payment for license of $108,000 to TEO pursuant to a license agreement.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2019. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
10.1*	Stock Purchase Agreement Amendment 3.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: August 19, 2019	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: August 19, 2019	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

