Form 10-Q
period 2019-09-30
TEO FOODS INC
filed 2019-11-19
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2019

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

As of November 18, 2019, there were 21,622,245 shares of the registrant’s common stock outstanding.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION	1

Item 1	Interim Financial Statements September 30, 2018	1

	Balance Sheets	2

	Statement of Operations	3

	Statement of Cash Flows	4

	Notes to the Interim Financial Statements	5-9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION	21

Item 1	Legal Proceedings	21

Item1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements September 30, 2019

TEO Foods Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and Cash Equivalents	$136,791	$2,139
Accounts Receivables, Net	291,158	-
Inventory, Net	333,673	-
Related Party Receivables	324,044	-
Notes Receivable, Related Party	145,763	-
Tax Receivables	1,002,518	-
Prepaid and Other Assets	42,353	380,000
Total Current Assets	2,276,300	382,139
Fixed Assets, Net	144,397	-
TOTAL ASSETS	2,420,697	$382,139

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payables and Accrued Liabilities	$1,309,715	$17,184
Related Party Payables	274	274
License Fee Payable – Related Party	716,000	875,000
Notes Payable	134,000	134,000
Convertible Notes Payable – Current Portion	220,000	220,000
Total Current Liabilities	2,379,989	1,246,458
Long Term Liabilities

Convertible Notes Payable – Long-Term	-	100,000
Deferred Tax Liability	26,230	-
TOTAL LIABILITIES	2,406,219	1,346,458

Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred Stock $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common Stock, $0.001 par value, 490,000,000 shares authorized, 21,622,245 and 10,334,745 shares issued and outstanding, respectively	21,623	10,335
Additional Paid In Capital	1,168,229	47,017
Accumulated Deficit	(1,323,239)	(1,030,694)
Other Comprehensive Income	138,842	-
TOTAL EQUITY (DEFICIT)	14,478	(964,319)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,420,697	$382,139

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended		Three Months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$1,771,889	$-	$472,473	-
Cost of Sales	1,467,209	-	437,113	-
GROSS PROFIT	304,680	-	35,360	-

Operating Expenses
Payroll	380,206	-	102,180	-
General and Administrative	295,178	4,226	70,666	1,452
Rent and Lease	79,624	-	23,827	-
Professional Fees	92,852	-	25,695	-
Advertising and Marketing	40,191	-	(5,226)	-
Depreciation	14,403	-	5,474	-
Total Operating Expenses	902,454	4,226	222,616	1,452

NET OPERATING LOSS	(597,774)	(4,226)	(187,256)	(1,452)

Other Income (Expense)
Interest Expense	(52,389)	(4,796)	(5,066)	(3,626)
Other Income (Expenses)	161,631	-	(86,371)	-
Bargain Purchase gain	222,217	-	-	-
Total Other Income (Expenses)	331,459	(4,796)	(91,437)	(3,626)
Net Income/(Loss) Before Income Tax	(266,315)	(9,022)	(278,693)	(5,078)
Income Tax Expense	(26,230)	-	-	-
NET LOSS	(292,545)	(9,022)	(278,693)	(5,078)
Other Comprehensive Income/(Loss)
Foreign currency Translation Adjustments	138,842	-	84,162	-
COMPREHENSIVE INCOME/(LOSS)	$(153,703)	$(9,022)	$(194,531)	$(5,078)

Earnings per common share –basic & diluted	$(0.01)	(0.00)	$(0.01)	(0.00)
Weighted average common – basic & diluted	19,972,337	6,713,612	21,622,245	10,150,915

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Preferred Stocks		Common Sock			Paid -in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount		Capital	Deficit	Income		Total
Nine months ended September 30, 2018
Balance December 31,2017	10,000,000	$10,000	-	$		$-	$(1,010,000)	$-		$(1,000,000)
Conversion of preferred stock	(977,100)	(977)	9,771,000		977	-	-	-		-
Net loss	-	-	-		-	-	(274)	-		(274)
Balance March 31, 2018	9,022,900	9,023	9,771,000		977	-	(1,010,274)	-		(1,000,274)
Net income	-	-	-		-	-	(3,670)	-		(3,670)
Balance June 30,2018	9,022,900	$9,023	9,771,000		$977	$-	$(1,013,944)	$-		$(1,003,944)
Net loss	-	-	-		-	-	(5,078)	-		(5,078)
Stock issuance	-	-	563,745		9,358	47,017	-	-		56,375
Nine months ended September 30, 2018	9,022,900	$9,023	10,334,745		10,335	47,017	-	-		(952,647)

Balance December 31, 2018	9,022,900	$9,023	10,334,745		$10,335	$47,017	$(1,030,694)	$-		$(964,319)
Stock issued for acquisition of Targa	-	-	11,250,000		11,250	1,113,750	-		-	1,125,000
Stock issued for cash	-	-	37,500		38	7,462	-		-	7,500
Foreign currency translation adjustments	-	-	-		-	-	-	29,330		29,330
Net income	-	-	-		-	-	98,673	-		98,673
Balance March 31, 2019	9,022,900	9,023	21,622,245		21,623	1,168,229	(932,021)	29,330		296,184
Net loss	-	-	-		-	-	(112,525)	-		(112,525)
Foreign currency translation adjustments	-	-	-		-	-	-	25,350		25,350
Balance, June 30, 2019	9,022,900	$9,023	21,622,245		$21,623	$1,168,229	$(1,044,546)	$54,680		$209,009
Net loss	-	-	-		-	-	(278,693)	-		(278,693)
Foreign currency translation adjustments	-	-	-		-	-	-	84,162		84,162
Balance, September 30, 2019	9,022,900	$9,023	21,622,245		$21,623	$1,168,229	$(1,323,239)	$138,842		$14,478

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENT OF CASH FLOW

For the nine months ended September 30, 2019 and 2018

(Unaudited)

	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(292,545)	$(9,022)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	14,403	-
Bargain Purchase Gain	(222,217)	-
Change in Operating Assets and Liabilities:
Accounts Receivables	129,665	-
Receivables from Related Parties	(68,180)	-
Inventory	159,884	-
Tax Receivable	(278,382)	-
Prepaid and Other Assets	(20,520)	-
Accounts Payable and Accrued Expenses	654,777	7,160
Related Party Payables	-	274
Deferred Taxes	26,230	-
Net cash used in operating activities	103,115	(1,588)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(32,309)	-
Repayment of Notes Receivable, Related Party	-	(160,000)
Net Cash Received from Acquisition of Targa	6,504	-
Net cash provided by investing activities	(25,805)	(160,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Note Payable	120,000	225,000
Proceeds from Issuance of Notes Payable	-	25,000
Payments on Licensing Fee	(159,000)	(61,000)
Repayment of Convertible Note Payable	(50,000)	-
Proceeds from Issuance of Common Stock	7,500	-
Net cash provided by financing activities	(81,500)	164,000

Effect of Foreign Exchange Translation	138,842	-

Net Increase for the Period	134,652	2,412
Cash and Cash Equivalents, Beginning of the Period	2,139	-
Cash and Cash Equivalents, End of the Period	$136,791	$2,412

SUPPLEMENTAL INFORMATION
Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Disclosure of Non-Cash Investment and Finance Activities:
Elimination of convertible notes by offset against Notes Receivable, Related Party and Related Party Receivables	$739,110	$-
Elimination of Related Party Receivables and Payables offset	$360,824	$-
Conversion of preferred stock to common	$-	$977
Conversion of notes and accrued interest to common stock	$-	$56,375

The accompanying notes are an integral part of these financial statements.

TEO Foods Inc.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2109 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ending December 31, 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s 10-K as filed with the Securities and Exchange commission on April 16, 2019

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at September 30, 2019 and December 31, 2018 was approximately, $44,000 and $43,000, respectively.

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

Leases

Management has elected not to record right of use assets and liabilities for leases with terms under 12 months.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. For the three and nine months ended September 30, 2019 and 2018, preferred shares and convertible notes payable convertible into common shares were excluded from the calculation of loss per common share as they were anti-dilutive.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2019 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Targa for the nine months ended September 30, 2018, as if this business combination had occurred as of January 1, 2018. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Targa acquisition and the related equity issuances as if each had occurred on January 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the period indicated, nor does it purport to represent the Company’s future results of operations.

2018
Net Revenue	$$5,263,369
Net Loss	$(240,931)
Net Loss per Common Share – Basic & Diluted	$(.014)
Weighted Average Number of Shares of Common Stock Outstanding – Basic & Diluted	16,216,475

The calculations of pro forma net revenue and pro forma net loss give effect to the Targa business combination for the nine months ended September 30, 2018 based on the historical net revenue and net income (loss), as applicable, of Targa. The operations for the nine months ended September 30, 2019 are included in the accompanying statement of operations and comprehensive income. It does not give account to all purchase accounting adjustments as the purchase accounting has not been finalized. The Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and know-how that may need to be recognized. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible and anticipates that the allocation will not be final for approximately three months. Any adjustments necessary may be material to the consolidated balance sheet, but should not have a material impact to the September 30, 2019 reported operating results or cash flows.

NOTE 5 – INVENTORY

At September 30, 2019, inventory consisted of approximately $333,673 of raw materials and finished goods in our warehouse in Tijuana, Mexico. Approximately one third of this amount was raw materials and two thirds was finished goods. The Company has an allowance of approximately $8,000 for shrinkage as of September 30, 2019.

NOTE 6 – TAX RECEIVABLES

Tax receivables are credits from the Mexican taxing authority. The Company has accumulated IVA tax payments that exceeded its IVA tax liabilities over the past several years. The Company has begun to apply for refunds of these accumulated overpayments and received the first refunds in September of 2019.

NOTE 7 – FIXED ASSETS

At September 30, 2019, fixed assets consisted of approximately $6,000 of furniture and equipment, $112,000 of machinery, $3,000 of computers and $37,000 of vehicles. Accumulated depreciation was approximately $14,000 as of September 30, 2019 and net fixed assets were approximately $144,397. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $14,403 and $0, respectively. Depreciation expense for the three months ended September 30, 2019 and 2018 was $5,474 and $0, respectively. The estimated useful lives range from 3 to 10 years.

NOTE 8 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2019 and accrue and accept payments due as funds are available. As of September 30, 2019, the Company has paid $284,000 toward the license. Commencing January 1, 2020, a use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2020	$ 500,000
2021	750,000
2022	1,000,000
Thereafter	Increase 10% per year

As of September 30, 2019, and December 31, 2018, the outstanding balance of the license fee payable was $716,000 and $875,000, respectively

NOTE 9 – NOTES PAYABLES

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2019. As of September 30, 2019 and December 31, 2018, the outstanding principal balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. This note was subsequently amended to extend the maturity date to December 31, 2019. As of September 30, 2019 and December 31, 2018, the outstanding principal balance of the note was $34,000.

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

As of September 30, 2019, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

NOTE 10 – EQUITY

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

NOTE 11 - INCOME TAXES

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

The provision for Federal income tax consists of the following September 30, 2019 and December 31, 2018:

Federal income tax benefit attributable to:	September 30, 2019	December 31, 2018
Current Operations	$55,926	$4,346
Less: valuation allowance	(55,926)	(4,346)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	September 30, 2019	December 31, 2018
Net operating loss carryover	$61,180	$5,254
Less: valuation allowance	(61,180)	(5,254)
Net deferred tax asset	$-	$-

As of September 30, 2019, the Company has recorded an estimated tax liability of $26,230 related to the bargain purchase gain; however, the Company is still evaluating the purchase accounting, so this estimate may change.

At September 30, 2019, the Company had net operating loss carry forwards of approximately $61,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2019 or December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits.

In addition, at September 30, 2019 and December 31, 2018, the Company had revolving receivables from related parties of $324,044 and $0, respectively.

As of September 30, 2019, and December 31, 2018, the Company had notes receivable from related parties of $145,763 and $0, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Neither the Company nor its assets are subject to any legal action other than those that arise in the normal course of business.

NOTE 14 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2019 no cash balances exceeded the federally insured limit.

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 18, 2019 which is the date the financial statements were available to be issued.

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

We have been working with the building owners of our current location and have an opportunity to move into a larger facility with newer improvements. Effective October 1, 2019, we were assigned lease rights to a new unit. We agreed to allow it to be subleased until December 31, 2019 enabling us to prepare for transferring primary production operations in January/February. Effective July 1, 2019, we obtained the lease rights to the two units between our existing and new production unit. We have subleased these units through December 31, 2019 and may continue to sublease them into 2020 while we develop operations in the new unit.

We are preparing to transfer the TEO Pasteurizer/Sterilizer to the operational facilities in Mexico which will be leased to the Mexico facility for final R&D and validation for production.

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

During the nine-month periods ended September 30, 2019 and 2018, the Company had $1,771,889 and $0 in revenue, respectively. The change in revenue was a result of the completion of the acquisition of Targa. The revenue from the operations of Targa are primarily sales of food products which include packaged cheese under the retail brand Nery’s, frozen pizzas, frozen pasta meals and food service sales of cheese, pizza sauce, flour and pizza toppings.

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

During nine-month periods ended September 30, 2019 and 2018, we had general and administrative expenses of $295,178 and $4,226, respectively. Payroll expenses were $380,206 and $0 nine-month periods ended September 30, 2019 and 2018, respectively. Rent and lease expenses were $79,624 and $0 nine-month periods ended September 30, 2019 and 2018, respectively. Depreciation expenses were $14,403 and $0 nine-month periods ended September 30, 2019 and 2018, respectively. Advertising and marketing expenses were $40,191 and $0 nine-month periods ended September 30, 2019 and 2018, respectively. The increases are due to the acquisition of Targa operations.

Interest expense was $52,389 and $4,796 for the nine-month periods ended September 30, 2019 and 2018, respectively. This interest is related to notes payable.

The Company's net loss for the nine-month periods ended September 30, 2019 and 2018 was $292,545 and $9,022, respectively. Although the nine-month periods ended September 30, 2019 had a net operating loss of $597,774 this was offset by the Bargain Purchase Gain of $222,217 related to the acquisition.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

During the three-month periods ended September 30, 2019 and 2018, the Company had $472,473 and $0 in revenue, respectively. The change in revenue was a result of the completion of the acquisition of Targa.

During the three-month periods ended September 30, 2019 and 2018, we had general and administrative expenses of $70,666 and $1,452, respectively. Payroll expenses were $102,180 and $0 during the three-month periods ended September 30, 2019 and 2018, respectively. Rent and lease expenses were $23,827 and $0 three-month periods ended September 30, 2019 and 2018, respectively. Depreciation expenses were $5,474 and $0 three-month periods ended September 30, 2019 and 2018, respectively. The increase is due to the acquisition of Targa operations.

Advertising and marketing expenses were ($5,226) and $0 three-month periods ended September 30, 2019 and 2018, respectively. The negative amount for the three-month periods ended September 30, 2019 was due to credit memos received from the vendor received during the period.

Interest expense was $5,066 and $3,626 for the three-month periods ended September 30, 2019 and 2018, respectively. This interest is related to notes payable.

The Company's net loss for the three-month period ended September 30, 2019 and 2018 was $278,693 and $5,078, respectively.

Targa has experienced a significant loss in sales primarily resulting from the retaliatory tariffs Mexico placed on imports of cheese produced in the USA. In June of 2018, the USA placed a tariff on steel imported from Mexico to the USA. Mexico retaliated with tariffs on imports of cheese produced in the USA. The tariffs ranged from 20% to 25%. Targa lost customers as a result. The tariffs were lifted on May 20, 2019. There can be no assurance that new tariffs won’t be imposed without warning.

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

We expect to generate revenue for cutting, shredding and packaging of products to be exported back to the USA. Targa has received orders for processing in Mexico and the USA. Developing this segment has been slower than anticipated. We believe that development of higher volume production capacity in the new production facility we will begin to prepare in January 2020 will improve our ability to be competitive.

Expenses are expected to increase as our operations develop and we begin to introduce new products into the market.

Liquidity and Capital Resources

At September 30, 2019, we had total assets of $2,420,697 and total liabilities of $2,406,219. As of December 31, 2018, we had total assets of $382,139 and total liabilities of $1,346,458. During the nine-month periods ended September 30, 2019, the Company paid $159,000 toward the current portion of the license fee payable.

Net cash provided by investing activities for the nine-month period ended September 30, 2019 amounted to $25,805.

Cash provided from financing activities for the nine-month periods ended September 30, 2019 amounted to ($81,500) which consisted of $120,000 received through the issuance of a convertible note, $50,000 repayment of a convertible note, $7,500 in proceeds from the sale of common stock and payment of $159,000 to TEO pursuant to a license agreement.

Tax Receivables. The Company received some initial IVA tax refunds in September 2019 (totaling approximately $33,000) and has received additional refunds in October and November 2019 (totaling approximately $450,000). Approximately $275,000 of the total tax receivables has been determined not to be refundable by cash refund, but is still available for recovery by offset of net future IVA payments due. All of the other IVA credits are recoverable by cash refund and are to be or have been submitted for refund.

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

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

Reclassifications. Subsequent to the issuance of the consolidated financial statements for the period ended June 30, 2019 the Company reclassified certain revenue generated from importation services provided by Targa. The revenue and expense related to equipment imported was eliminated and only the revenue and expense related to the importation services provided is presented in the cashflow statements for the nine months period ended September 30, 2019.

The revised presentation and classification of these revenues and expenses is not considered material to the previously issued interim statements.

The following table shows the impact on the previously issued interim financial statements:

	3 Months Ended March 31, 2019			3 Months Ended June 30, 2019
	Original Presentation	Adjustments	Resulting Presentation	Original Presentation	Adjustments	Resulting Presentation
Revenue	$1,030,783	$(379,444)	$651,339	$1,132,995	$(491,683)	$641,312
Cost of Sales	$804,165	$(323,330)	$480,835	$967,083	$(415,713)	$551,370

Other Income	$62,334	$56,114	$118,448	$65,624	$75,970	$141,594

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
10.1*	Stock Purchase Agreement Amendment 3.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: November 19, 2019	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: November 19, 2019	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

