Form 10-K
period 2019-12-31
TEO FOODS INC
filed 2020-05-29
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-226801

(Commission file number)

TEO FOODS INC.

 (Exact name of registrant as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2739 Via Orange Way #110

 Spring Valley, CA, 91978

(619) 758 1973

 (Address and telephone number of principal executive offices)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒    No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)..   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or, any amendment to Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019, was $266,474.

As of May 29, 2020, there were 12,622,245 shares of the registrant’s common stock outstanding.

TEO Foods Inc.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including but not limited to, our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability to generate profit from sales of packaged food products. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report.

PART I

Item 1.  Description of Business

General

Teo Foods Inc. ("TEO Foods" or the "Company") intends to produce and sell packaged food products for retail in the frozen, refrigerated and shelf stable categories. The Company has a license to use the TEO name and logo on food products it sells and to apply the TEO pasteurization/sterilization processes to its products for improved shelf life and safety.

The Company intends to sell packaged food products under our brands in the refrigerated meal and meal component categories. The initial markets are domestically and in Mexico. We are also utilizing our production capacities to co-pack for other brands sold domestically and in Mexico.

On January 31, 2019, we completed an acquisition of Commercial Targa S.A. De C.V. ("Targa") and several brands of products which included the NERYS brand primarily sold in Mexico. Targa is located in Tijuana Mexico and produces and sells products in Mexico, which include the NERYS line of imported California cheese products, along with the acquired brands of frozen pizzas, various pasta meals and other products sold in the major stores such as Wal-Mart, Soriana, Calimax, Smart & Final, OXXO and others.

In the acquired facility, we remodeled the cheese processing area, revised production processes, removed and replaced some obsolete equipment at the facility in Mexico. These improvements resulted in our being able to achieve higher food safety certifications which were required by Walmart and OXXO in 2019.

The pizza and meal processing area were shut down for remodeling and revision of production processes. We began to replace some of the pizza and meal production equipment as part of the planned remodel during 2019. At year end 2019, we divested the pizza and pasta brands back to their creator in exchange for cancellation of the purchase equity paid.

We have acted on an opportunity to move into a larger facility with newer improvements. Effective October 1, 2019, we were assigned lease rights to three building suites adjoining our existing suite. We agreed to allow them to be subleased until December 31, 2019, enabling us to prepare for transferring primary production operations in 2020. In January 2020, we took possession of one of the three units and have the other two adjoining units leased to a temporary tenant through the building owner until August 2020 to allow us time to prepare for these additional facilities.

We created a new subsidiary BC TEO Foods S.A de C.V. in January 2020, which will operate the new facilities. We have begun to prepare the new facility to move our cold processing and packaging equipment. We intend for the new facilities to achieve a high food safety certification in support of access to global markets.

We transferred the TEO Pasteurizer/Sterilizer to the new facilities in Mexico for final R&D and validation for production. We anticipate placing the sterilizer in one of the new building units in August 2020.

In April of 2020, we entered into an agreement whereby we exchanged certain production equipment and facilities that we did not intend to transfer to the new facility for production or continue to use thereafter. We transferred the lease of the old production suite, along with certain production equipment and licensed the Nerys Brand for cheese products in Mexico. In exchange we receive a royalty on the NERYS cheese products sold in Mexico, a portion of net revenue from all products equivalent to five percent and five percent of the proceeds of any sale of the business.

We are continuing to develop our packaged products for initial retail placements in Mexico. We reworked the branding of a frozen 550g lasagna product the retailers requested and expanded its placements in the Baja region of Mexico.

We expect that the production planning, formulation, equipment and supply lead times, testing, validation, branding and sales of the new trayed meal products will extend into 2021 for a limited regional new product offering. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials, etc.) retain consultants/staff and provide for other costs of production.

We will maintain a website located at www.teofoods.com, and electronic copies of our filings with the SEC will be available on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

Product Overview

Our product offering will be single serve and multi-serve entrees and side dishes focusing on convenience items that drive superior margins.  We will offer varying levels of vegetarian, organic, all natural, ethnic and home-style entrees that command a premium price in the market place.  Each meal will contain a starch and multiple vegetables with an exquisite sauce to compliment the meal.  Sauce quality will help us differentiate our products along with our unique production process. The vegetables will be high quality vegetables such as broccoli florets with no stems.  (Example: Teriyaki Rice Bowl with Vegetables or Home Style Garlic Mashed Potatoes).  The meals will have universal appeal but will also target specific demographic groups such as vegetarians and consumers who value organic meals. This type of product was selected based on current trends, our unique production process and handling requirements needed to process USDA meat components. Secondarily, these products are expected to have higher pricing to consumers which supports the use of high-quality components and the limited initial production throughput.

This preliminary product mix may change prior to initial production based on additional market research and customer input.  There is a unique opportunity to market multiple products, so consumers can "mix 'n match" meal components such as buying a side dish of garlic mashed potatoes and a serving of their favorite vegetable in sauce.

Management will initially produce single and multi-serve entrees & side dishes that have extended shelf life in a "refrigerated" format with the long-term intent to market shelf stable meals.  The "refrigerated" status will allow us to create critical mass while simultaneously seeking Food and Drug Administration (“FDA”) approval for our new production process.

The total market for frozen, refrigerated and shelf stable entrees and side dishes is a very dynamic marketplace that welcomes new product ideas.  We expect the extended shelf life will be embraced by wholesale customers due to supply chain issues of refrigerated foods and the application of a pasteurization/sterilization process in this category adds a food safety component that is not provided by other products in this category.

Benefits of the Licensed Process and Improved Products

Quality, safety and convenience are what we believe to be the primary benefits to the licensed process.

The process is expected to produce sterilized meals in less than 15 minutes of processing time with time at sterilization temperatures targeted to preserve quality and assure safety. Pasteurization is expected in less processing time. We believe that achieving rapid heat rise times to sterilization temperature and rapid cool time back to near ambient or refrigerated temperature will produce meals that have improved taste, texture, color and nutritional values over conventional retort sterilization methods which can subject the food to high temperatures for an hour or more.

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

We will likely maintain distribution as refrigerated products even after we are approved for shelf stable distribution due to the negative quality perception and low price point of the existing shelf stable products in the U.S. markets.

Market Overview

The global frozen food market size was valued at USD 291.3 billion in 2019. Growing importance of Ready-to-Eat (RTE) food products as a result of hectic lifestyles among working class individuals on a global level is expected to expand the industry size over the next few years. Moreover, increasing spending on shelf-stable foods among consumers is anticipated to expand the market for frozen food in the near future.

The frozen ready meals segment accounted for more than 30.0% of revenue share in 2019 in the frozen food market. The segment is expected to maintain its dominance over the forecast period [2020 to 2026] on account of pre-dominant consumption of ready meals among working class people around the globe.

Some of the manufacturers include Wawona Frozen Foods; Bellisio Foods; McCain Foods; ConAgra Foods, Inc.; General Mills, Inc.; and Nestle S.A. Industry participants have been focusing on ensuring the continuous stock access in the supermarkets and hypermarkets amid the coronavirus breakdown. In March 2020, the CEO of the Kraft Heinz Co. has officially announced that the company is working hard for filling the demand supply gap owning to the seismic changes in the food industry. The company confirmed that frozen food, macaroni, cheese, and vinegar are one of the largest selling products and their demand has been witnessing surge significantly amid coronavirus breakdown. (https://www.grandviewresearch.com/industry-analysis/frozen-food-market)

The global ready meals market size was valued at USD 159.15 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 5.5% from 2020 to 2027. Shifting consumers’ food preferences towards ready-to-eat food products owing to busy lifestyle of working individuals as well as hectic work schedules of college grads and students is expected to be a key factor for the market growth. Moreover, growing demand for minimally processed and additive-free food products with extended shelf life is expected to fuel the market growth.

In recent years, the employment has been growing across the globe, which has changed the food preferences of the consumers. Customers around the globe are more inclining towards food items that can easily be consumed without any efforts. Due to hectic work schedules, people around the globe are buying Ready-to-Eat (RTE) food products and meals, which are easy to cook and less time consuming. These consumer food preferences are propelling the demand for ready meals.

The world is witnessing the spread of Coronavirus (COVID-19) pandemic since the beginning of 2020. Moreover, from the second month of the year 2020, nearly all the countries around the world have proposed a country level lockdown, which led to the restriction on going outside their houses. Under this panic situation, consumers are increasingly buying these ready meals owing to their higher shelf life and convenience in cooking. In addition, ready meals can last a long time, thus leading to the least number of visits to the marketplaces for the purchase of food products. These global market trends are anticipated to fuel the demand for ready meals in the year 2020.

Frozen and chilled meals held the largest revenue share of more than 50.0% in 2019 and are expected to maintain their lead over the forecast period owing to a wide range of products with high shelf life. Frozen pizza is the most popular frozen ready meal, thereby significantly contributing to the global revenue.

Supermarket and hypermarket held the largest revenue share of 59.4% in 2019 and are expected to maintain their lead over the forecast period. Some of the largest chains of supermarket and hypermarket, such as Walmart, Tesco, 7Eleven, Apar, and Aldi, are expanding their stores across the globe. These market giants are increasing their product offerings in order to attract the customers. (https://www.grandviewresearch.com/industry-analysis/ready-meals-market)

We believe we can market long shelf life refrigerated and shelf stable Ready-to-Eat (RTE) food products and meals that capitalize on consumer trends with great nutrition, value, taste and texture.

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

Branding

We intend to build a new brand in refrigerated and shelf stable entrees and sides.  We will also produce private label products for other brands and retailers.

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

We do not currently hold Patent rights. We may develop certain recipes and formulae related to our products in the ordinary course of business. We may develop additional trademark and other branding related intellectual property as we launch and market our products.

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

We intend to introduce our initial products in the refrigerated category which does not require regulatory approval. When we choose to proceed with the introduction of products in the shelf stable category we will be required to have approval from the FDA to sell our products in the United States as shelf stable.  Although, microwave sterilization technology for packaged shelf stable meals was accepted by FDA in 2010, each process and product application must be approved prior to any sales as shelf stable.

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

Employees

We currently have Jeffrey Mackay as CEO, President and Director and John O'Keefe as CFO and Director.

Jeffrey Mackay currently devotes approximately 90% of his time to the business of TEO Foods, Inc. and the remainder of his time on other business ventures.

John O'Keefe currently has made available approximately 20% of his time for the business of TEO Foods, Inc. based on the current business needs at this time.

We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

The Company utilizes two staffing agencies in Mexico that currently provide us with staffing as needed for production, warehouse, merchandising and administration. Due to the COVID-19 pandemic, we currently have only three people working in Tijuana. We are planning to bring on additional staff as businesses are allowed to reopen and expand beyond essential operations.

Item 1A.  Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Our office address in the United States is 2739 Via Orange Way #110, Spring Valley CA 91978. It is provided care of our CEO. We use this facility to receive mail and use the office facilities on an as needed basis for meetings. The warehouse at this location is also available to receive items. Beginning in May of 2020, we reimburse half of the costs of this facility which is approximately $600 per month. The facility is approximately 900 square feet and comprises an office, restroom and warehouse.

In January of 2020, we took possession of a an approximately 18,000 square foot facility located in Tijuana Mexico that leases for approximately $6,800 per month. The facility is predominantly configured for cold storage and production operations. It also has a large dry warehouse area and four truck loading docks. Office space is also included at the facility for management and accounting staff.

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

Holders

As of the date of this report, an aggregate of 12,622,245 shares of common stock were issued and outstanding and held by approximately 44 holders of record.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

We did not have any equity compensation plans or arrangements for any director, officer, employee and/or consultant through December 31, 2019.

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

Stock Purchase Agreement

On February 4, 2019, the Company entered into a purchase agreement with one investor. The resulting $120,000 note purchased in February can be converted to common stock at $0.20 per share and converts automatically upon certain conditions. The note bears no interest until June 30, 2019 and then bears 8% interest, if not converted to common stock.

There were no other sales of unregistered securities during fiscal year ended December 31, 2019 and to date of this report that were not previously reported.

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

The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Annual Report on Form 10-K include:

●	our ability to successfully develop and sell our products;
●	our ability to obtain additional financing at favorable rates to maintain and develop our operations;
●	competitive conditions in our industry; and
●	the ability to attract and retain key personnel.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Readers should carefully consider this information as well as the risks and other uncertainties described in our other filings made with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances, or otherwise.

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

The Company intends to sell packaged food products under our brands in the refrigerated meal and meal component categories. The initial markets are domestically and in Mexico. We are also utilizing our production capacities to co-pack for other brands sold domestically and in Mexico.

On January 31, 2019, we completed an acquisition of Commercial Targa S.A. De C.V. ("Targa") and several brands of products which included the NERYS brand primarily sold in Mexico. Targa is located in Tijuana Mexico and produces and sells products in Mexico which include the NERYS line of imported California cheese products, along with the acquired brands of frozen pizzas, various pasta meals and other products sold in the major stores such as Wal-Mart, Soriana, Calimax, Smart & Final, OXXO and others.

In the acquired facility, we remodeled the cheese processing area, revised production processes, removed and replaced some obsolete equipment at the facility in Mexico. These improvements resulted in our being able to achieve higher food safety certifications, which were required by Walmart and OXXO in 2019.

The pizza and meal processing area were shut down for remodeling and revision of production processes. We began to replace some of the pizza and meal production equipment as part of the planned remodel during 2019. At year end 2019, we divested the pizza and pasta brands back to their creator in exchange for cancellation of the purchase equity paid.

We have acted on an opportunity to move into a larger facility with newer improvements. Effective October 1, 2019, we were assigned lease rights to three building suites adjoining our existing suite. We agreed to allow them to be subleased until December 31, 2019, enabling us to prepare for transferring primary production operations in 2020. In January we took possession of one of the three units and have the other two adjoining units leased to a temporary tenant through the building owner until August 2020 to allow us time to prepare for these additional facilities.

We created a new subsidiary, BC TEO Foods S.A de C.V., in January 2020, which will operate the new facilities. We have begun to prepare the new facility to move our cold processing and packaging equipment. We intend the new facilities to achieve a high food safety certification in support of access to global markets.

We transferred the TEO Pasteurizer/Sterilizer to the new facilities in Mexico for final R&D and validation for production. We anticipate placing the sterilizer in one of the new building units in August 2020.

In April of 2020 we entered into an agreement whereby we exchanged certain production equipment and facilities that we did not intend to transfer to the new facility for production or continue to use thereafter. We transferred the lease of the old production suite and licensed the Nerys Brand for cheese products in Mexico. In exchange we receive a royalty on the NERYS cheese products sold in Mexico, a portion of net revenue from all products equivalent to five percent and five percent of the proceeds of any sale of the business.

We are continuing to develop our packaged products for initial retail placements in Mexico. We reworked the branding of a frozen 550g lasagna product the retailers requested and expanded its placements in the Baja region of Mexico. We expect the production planning, formulation, equipment and supply lead times, testing, validation, branding and sales of the new trayed meal products will extend into 2021 for a limited regional new product offering. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials, etc.), retain consultants/staff and provide for other costs of production.

We have received equity and debt investments both from insiders and from private investors. As we expand operational activities, we may continue to experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations. There can be no assurance that we will be able obtain additional financing, if at all, or upon terms that will be acceptable to us.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2019 and 2018

During the years ended December 31, 2019 and 2018, the Company had $3,335,815 and $0 in revenue, respectively. The change in revenue was a result of the completion of the acquisition of Targa. The revenue from the operations of Targa are primarily sales of food products which include packaged cheese under the retail brand Nery’s, frozen pizzas, frozen pasta meals and food service sales of cheese, pizza sauce, flour and pizza toppings.

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

During the years ended December 31, 2019 and 2018, we had general and administrative expenses of $384,342 and $11,575, respectively. Payroll expenses were $486,451 and $0 for the years ended December 31, 2019 and 2018, respectively. Rent and lease expenses were $143,157 and $0 for the years ended December 31, 2019 and 2018, respectively. Depreciation expenses were $19,676 and $11,575 for the years ended December 31, 2019 and 2018, respectively. Advertising and marketing expenses were $42,369 and $0 for the years ended December 31, 2019 and 2018, respectively. The increases are due to the acquisition of Targa operations.

Interest expense was $36,385 and $9,119 for the years ended December 31, 2019 and 2018, respectively. This interest is related to notes payable.

The Company's net loss for the years ended December 31, 2019 and 2018 was $254,765 and $20,694, respectively. Although the year ended December 31, 2019 had a net operating loss of $542,221 this was offset significantly by the Bargain Purchase Gain of $232,529 related to the acquisition.

Targa experienced a significant loss in sales primarily resulting from the retaliatory tariffs Mexico placed on imports of cheese produced in the USA. In June of 2018, the USA placed a tariff on steel imported from Mexico to the USA. Mexico retaliated with tariffs on imports of cheese produced in the USA. The tariffs ranged from 20% to 25%. Targa lost customers as a result. The tariffs were lifted on May 20, 2019.

We have been working to recover the loss of sales. We have sought to offset lost revenue by increasing revenue from converting services. Targa received the necessary approvals in late March 2019 to operate as a maquiladora enabling it to import cheese from the USA, process it and export it back to the USA without incurring tariffs in Mexico. Although this will not provide relief from any future tariffs on cheese sales in Mexico, it may insulate us from future tariffs on sales or processing services back to the USA.

We intend to generate revenue for cutting, shredding and packaging of products to be exported back to the USA. We believe that the development of higher volume production capacity in the new production facility we have begun to prepare will improve our ability to be competitive.

Expenses are expected to increase as our operations develop and we begin to introduce new products into the market.

Liquidity and Capital Resources

During the years ended December 31, 2019 and 2018, the Company paid $182,000 and $95,000, respectively, toward the current portion of the license fee payable. During the years ended December 31, 2019 and 2018, we had total assets of $971,394 and $382,139, respectively. During the years ended December 31, 2019 and 2018, we had total liabilities of $1,842,029 and $1,346,458, respectively.

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $26,516 and $160,000, respectively. Net cash (used) and provided from financing activities for the years ended December 31, 2019 and 2018 was ($138,500) and $164,274, respectively.

The Company began to receive IVA tax refunds on accumulated credits beginning in September 2019. At December 31, 2019 approximately $446,972 remains available for recovery. Some of this amount is available for cash refund and some can be recovered by offset of net future IVA payments due.

Over the next twelve months, we believe that we will require additional capital and anticipated funds from operations to further develop and sustain our operations. The Company will need to seek additional financing to expand operations and create revenue with the introduction of its products to the market. The TEO license requires future payments and royalty payments on related revenue.

We believe that we will need to raise an additional $1,000,000 over the next 12 months and intend to seek additional investment through a private or a public equity offering. We will use the proceeds to cover our product development, auditing and accounting costs, licensing, necessary equipment, supplies (trays, film, carton/print materials, etc.), retain consultants/staff, provide for other costs of production and other working capital needs.

There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us. There can be no assurance of when, if ever, our operations become profitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2019 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We have identified the following accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management's most difficult, subjective judgments.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Beneficial Conversion Feature of Convertible Notes Payable

The Company considers whether a beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note. The BCF of a convertible note is a reduction of the carrying amount of the convertible note, as a debt discount, and is credited to additional paid-in-capital. Such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense. A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of December 31, 2019, the Company has not recognized any beneficial conversion features on its convertible debt.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2019, preferred shares convertible to 90,229,000 common shares and convertible notes convertible into a maximum of 1,100,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2018, preferred shares convertible to 90,229,000 common shares and convertible notes convertible into a maximum of 1,600,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2019 and 2018, common shares outstanding totaled 12,622,245 and 10,334,745, respectively.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective January 1, 2019: however, there was no impact to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TEO Foods Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEO Foods Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

May 29, 2020

TEO Foods, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$194,864	$2,139
Accounts receivable , net	10,463	—
Inventories, net	164,229	—
Taxes receivable, net	446,972	—
Prepaid and other assets	67,749	380,000
Total current assets	884,277	382,139

Property and equipment , net	87,117	—

Total assets	$971,394	$382,139

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$828,755	$17,184
Related party payables	274	274
License fee payable - related party	693,000	875,000
Notes payable	100,000	134,000
Convertible note payable - current portion	220,000	220,000
Total current liabilities	1,842,029	1,246,458

Convertible note payable - current portion	—	100,000

Total liabilities	1,842,029	1,346,458

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 9,022,900 shares issued
and outstanding	$9,023	$9,023
Common stock , $0.001 par value, 490,000,000
shares authorized,12,622,245 and 10,334,745,
issued and outstanding, respectively	12,623	10,335
Additional paid -in-capital	277,229	47,017
Accumulated deficit	(1,285,459)	(1,030,694)
Other comprehensive income	115,949	—
Total stockholders' deficit	(870,635)	(964,319)

Total liabilities and stockholders' deficit	$971,394	$382,139

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years ended December 31,
	2019	2018

Sales	$3,335,815	$—
Cost of sales	(2,708,317)	—
Gross profit	627,498	—

Operating expense
Payroll	486,451	—
General and administrative	384,342	11,575
Rent and lease	143,157	—
Professional fees	93,724	—
Advertising and marketing	42,369	—
Depreciation	19,676	11,575
Total operating expenses	1,169,719	23,150

Operating loss	(542,221)	(11,575)

Other income (expense)
Other income	85,231	—
Interest income	6,081	—
Interest expense	(36,385)	(9,119)
Gain on bargain purchase	232,529	—
	287,456	(9,119)

Net loss	(254,765)	(20,694)
Other comprehensive income (loss)
Foreign currency translation adjustment	115,949	—
Comprehensive income (loss)	$(138,816)	$(20,694)

Loss per common share -
basic and diluted	$(0.02)	$0.00

Weighted average common
shares outstanding - basic and diluted	12,430,122	7,553,484

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(254,765)	$(20,694)
Adjustments to reconcile net loss to net
cash used in operations:
Deprecation expense	19,676	—
Gain on bargain purchase	(232,529)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(57,089)	—
Decrease in inventories	221,462	—
Decrease in tax receivable	113,639	—
Decrease in accounts payable and accrued expenses	407,218	18,559
Net cash provided (used) in operating activities	217,612	(2,135)

Cash flows from investing activities
Cash received in Targa acquisition	6,504	—
Prepayment on Targa acquisition	—	(160,000)
Purchase of property and equipment	(33,020)	—
Net cash (used) in investing activities	(26,516)	(160,000)

Cash flows from financing activities
Advances from related party	—	274
Proceeds from issuance of common stock	7,500	—
Proceeds from notes payable	—	159,000
Principal reduction in notes payable	(34,000)	—
Proceeds from convertible notes payable	120,000	100,000
Principal reduction in convertible notes payable	(50,000)	—
Payment of license fee payable - related party	(182,000)	(95,000)
Net cash (used) in financing activities	(138,500)	164,274

Effect of foreign currency exchange translation	140,129	—

Net increase for period	$192,725	$2,139
Cash at beginning of period	2,139	—
Cash at end of period	$194,864	$2,139

Supplement Information:
Cash paid for:
Interest	$5,394	$—
Income taxes	$—	$—
Non-cash investing and financing activities
Issuance of 2,250,000 common shares in acquisition of Targa	$225,000	$—
Conversion of preferred stock to common stock	$—	$977
Conversion of notes and accrue interest to common stock	$—	$56,375
Convertible notes issued in acquisition of Targa	$552,000	$220,000
Cancellation of related party accounts and notes receivable in exchange for cancellation of related party debt	$1,460,035	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Income	Total

Balance - December 31, 2017	10,000,000	$10,000	—	$—	$—	$(1,010,000)	$—	$(1,000,000)
Notes payable converted to Common Stock	—	—	563,745	564	55,811	—	—	56,375
Preferred stock converted to common stock	(977,100)	(977)	9,771,000	9,771	(8,794)	—	—	—
Net loss	—	—	—	—	—	(20,694)	—	(20,694)
Balance - December 31, 2018	9,022,900	9,023	10,334,745	10,335	47,017	(1,030,694)	—	(964,319)
Stock issued in acquisition of Targa	—	—	2,250,000	2,250	222,750	—	—	225,000
Stock issued for cash	—	—	37,500	38	7,462	—	—	7,500
Foreign currency translation adjustment	—	—	—	—	—	—	115,949	115,949
Net loss	—	—	—	—	—	(254,765)	—	(254,765)
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Teo Foods Inc. (“TEO Foods” or the “Company”) was incorporated in the state of Nevada on December 27, 2012. The Company has authorized capital of 500,000,000 shares consisting of 490,000,000 shares designated as Common Stock, par value $0.001 per share, and 10,000,000 shares designated as Preferred Stock, par value $0.001 per share.

The Company’s principal activity is to produce and sell packaged food products for retail sale in the frozen, refrigerated and shelf stable categories. The Company has a license to use the TEO name and logo on food products it sells and to apply the TEO pasteurization/sterilization processes to its products for improved shelf life and safety.

Effective January 1, 2019, the Company executed a Stock Purchase Agreement (“SPA”) with NERYS USA Inc. (“Nerys USA”). The Company issued the closing payments as described in Note 4. Pursuant to the terms of the SPA, Commercial Targa S.A. de C.V. (“Targa”) became a wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents.

Foreign Currency Translation

The Company’s subsidiary’s primary functional currency is the Mexican peso, but it’s reporting currency is the U.S. dollar. The balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at December 31, 2019 and 2018 was approximately, $475,000 and $0, respectively.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of December 31, 2019, the Company has not recognized any beneficial conversion features on its convertible debt.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time typically upon delivery. The Company primarily sells packaged food products to its customers. The Company’s performance obligation is satisfied when the goods have been delivered, which is at a point in time.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2019, preferred shares convertible to 90,229,000 common shares and convertible notes convertible into a maximum of 1,100,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2018, preferred shares convertible to 90,229,000 common shares and convertible notes convertible into a maximum of 1,600,000 common shares were excluded from the calculation of loss per common share because its inclusion would have been anti-dilutive. As of December 31, 2019 and 2018, common shares outstanding totaled 12,622,245 and 10,334,745, respectively.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective January 1, 2019: however, there was no impact to the financial statements.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2019 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 4 – STOCK PURCHASE AGREEMENT

On July 30, 2018, the Company entered into a SPA with NERYS USA Inc. to purchase all of the issued and outstanding equity of Commercial Targa S.A. de C.V. ("Targa"). The Company acquired Targa to expand its operations with the sale of packaged food products.

Effective January 1, 2019, the transaction closed with an adjusted purchase price consisting of $160,000 in cash, $220,000 and $552,000 in secured convertible promissory notes and 11,250,000 common shares valued at $.10 per share. In addition, an earn-out provision was added which, if certain conditions are met, would require an additional secured convertible promissory note of $310,000 and the issuance of an additional 3,750,000 common shares.

In May of 2019, the SPA was amended resulting in the earn-out provision being eliminated, the $220,000 (which had a principal balance remaining of $170,000) and $552,000 secured convertible notes payable, plus accrued interest, issued as part of the purchase price being assigned to Targa in exchange for an equal reduction of amounts owed to Targa by Nerys USA. In addition, Nerys USA assumed and settled an account payable balance due from Targa against amounts Targa owed to Nerys USA.

The assignment of the Nerys notes to Targa resulted in a $722,000 reduction in the convertible notes payable and reduction in liabilities for the accrued interest transferred of $17,110. This also resulted in an equal reduction of $739,110 of Related Party Receivable and Notes Receivable due to Targa from Nerys USA. In addition, $360,824 of Related Party Payables to Nerys USA were offset against Related Party Receivables from Nerys USA to Targa.

The Company entered into a Release Back Agreement effective December 31, 2019, whereby certain brands acquired pursuant to the SPA with NERYS USA were transferred back in exchange for cancellation of nine million common shares the Company originally issued pursuant to the SPA currently held by the transferee.

Due to the state of operations of Targa, along with the economic impact of U.S. tariffs, the Company believes it has acquired Targa for less than the estimated fair value of its net assets. In accordance with ASC 805, Business Combinations, the Company has conducted an evaluation to determine the fair value of Targa’s identifiable assets acquired and based on that evaluation the estimated fair value was $2,515,364 ($6,504 in cash, $1,992,112 in receivables, $382,237 in inventory, $21,833 in prepaid and other assets and $112,678 in property and equipment). This evaluation includes allowances for obsolete inventory, related party receivables that have become doubtful, non-related party receivables that have become doubtful, and tax credits that have become doubtful.

The Company did not assign additional value on customer relationships and know-how. Evaluation of the relationships indicated that they were in jeopardy at the time of acquisition and post-acquisition operations were necessary to stabilize existing placements. Evaluation of know-how existing at the time of acquisition did not identify any unique or proprietary processes.

The identifiable liabilities were $1,125,835 ($637,754 in accounts payable and accrued expenses and $488,081 in related party payables), resulting in a net value of $1,389,529. The purchase price was modified by subsequent amendments and the resulting consideration had an estimated fair value of $1,157,000. The resulting consideration consisted of cash, promissory notes and common shares. The Company has recorded a bargain purchase gain on the acquisition of Targa totaling $232,529, which is included in other income (expense) on the consolidated statements of operations and comprehensive income.

The Company has reviewed its procedures used to identify and measure the assets acquired, the liabilities assumed and the consideration transferred and concluded that the procedures followed and the resulting measurements were appropriate. The Company also performed a review and determined that the business combination did not include any transactions that should be accounted for separately from the business combination.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Pro Forma Financial Information

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the pro forma results of Targa for the year ended December 31, 2018, as if this business combination had occurred as of January 1, 2018. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Targa acquisition and the related equity issuances as if each had occurred on January 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the period indicated, nor does it purport to represent the Company’s future results of operations.

2018
Net Revenue	$6,188,132
Net Loss	$(884,257)
Net Loss per Common Share – Basic & Diluted	$(0.09)
Weighted Average Number of Shares of Common Stock Outstanding – Basic & Diluted	9,803,484

The calculations of pro forma net revenue and pro forma net loss give effect to the Targa business combination for the year ended December 31, 2018 based on the historical net revenue and net income (loss), as applicable, of Targa. The operations for the year ended December 31, 2019 are included in the accompanying statement of operations and comprehensive income.

NOTE 5 – INVENTORY

At December 31, 2019, inventory consisted of approximately $275,549 of finished goods in our warehouse in Tijuana, Mexico. The Company has an allowance of approximately $111,320 for obsolescence and shrinkage as of December 31, 2019. The Company did not have any inventory at December 31, 2018.

NOTE 6 – TAX RECEIVABLES

Tax Receivables represent credits from the Mexican taxing authority. Targa has accumulated IVA tax payments that exceeded its IVA tax liabilities over the past several years. The Company has applied for refunds of these accumulated overpayments and began receiving the first refunds in September of 2019. The tax receivable balance at December 31, 2019 and 2018 of $446,972 and $0, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $175,599 and $0, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	2019	2018
Furniture and fixtures	$1,810	$—
Machinery and equipment	65,709	—
Transportation equipment	39,274	—
	106,793	—
Less accumulated depreciation	(19,676)	—
	$87,117	$—

Depreciation expense for the years ended December 31, 2019 and 2018 totaled $19,676 and $0, respectively. The estimated useful lives of fixed assets range from 3 to 10 years.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 8 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the Master Agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2020 and accrue and accept payments due as funds are available. As of December 31, 2019, the Company has paid a total of $307,000 towards the license. Commencing January 1, 2020, a use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2020	$500,000
2021	750,000
2022	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of December 31, 2019, and 2018, the outstanding balance of the license fee payable was $693,000 and $875,000, respectively

NOTE 9 – NOTES PAYABLE

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2020. As of December 31, 2019 and 2018, the outstanding principal balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. This note was subsequently amended to extend the maturity date to December 31, 2019. The note and accrued interest were fully paid in 2019. As of December 31, 2019 and 2018, the outstanding principal balance of the note was $0 and $34,000, respectively.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

On November 20, 2018, the Company issued a note for $220,000. The note was for a two-year term and bore an 8% interest rate, due at maturity. The note was convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. In February of 2019, the Company made a payment on the principal of $50,000 and in May of 2019, the note was settled (see Note 4).

On January 31, 2019, the Company issued a note for $552,000. The note was for a two-year term and bore an 8% interest rate, due at maturity. The note was convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. In May of 2019, the note was settled (see Note 4).

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in convertible notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019 or the third purchase on June 1, 2019. The purchase provisions of the agreement have expired with only the first purchase executed. The $120,000 note purchased in February can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until June 30, 2019 and then bears 8% interest, if not converted to common stock. The note matures on June 30, 2020.

As of December 31, 2019 and 2018, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at December 31, 2019 and 2018 amounted to $220,000.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The provision for Federal income tax consists of the following December 31:

Federal income tax benefit attributable to:	2019	2018
Current Operations	$19,182	$4,346
Less: valuation allowance	(19,182)	(4,346)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2019	2018
Net operating loss carryover	$24,436	$5,254
Less: valuation allowance	(24,436)	(5,254)
Net deferred tax asset	$—	$—

At December 31, 2019 and 2018, the Company had net operating loss carry forwards of approximately $116,363 and $25,024, respectively, that may be offset against future taxable income and begin to expire in 2032. No tax benefit has been reported in the December 31, 2019 and 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits.

In addition, at December 31, 2019 and 2018, the Company had revolving receivables from related parties of $356,798 and $0, respectively. The Company established a reserve for uncollectable related party trade receivables of $356,798 as of December 31, 2019.

As of December 31, 2019 and 2018, the Company had notes receivable from related parties of $555,116 and $0, respectively. The Company established a reserve for uncollectable related party notes receivables of $555,116 as of December 31, 2019.

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

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 9.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 14 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2019 and 2018, no cash balances exceeded the federally insured limit.

NOTE 15 - SUBSEQUENT EVENTS

Investment Agreement

In April of 2020, the Company entered into an agreement whereby it exchanged certain production equipment and facilities that the Company did not intend to transfer to its new facility for production or continue to use thereafter. The Company transferred the lease of the old production suite and licensed the Nerys Brand for cheese products in Mexico. In exchange, the Company receives a royalty on the NERYS cheese products sold in Mexico, a portion of net revenue from all products equivalent to five percent and five percent of the proceeds of any sale of the business.

Creation of BC TEO Foods Mexico S.A. de C.V.

In January 2020, the Company created a new 100% owned subsidiary in Mexico. The Company is in the process of setting up new production facilities to be operated by this subsidiary.

Lease of New Production Facilities

In January 2020, the Company leased new production facilities in Mexico consisting of approximately 18,000 square feet of cold storage, cold production space, dry warehouse, offices and loading docks. The lease rate is approximately $6,400 per month.

The Company has evaluated subsequent events for recognition and disclosure through May 29, 2020 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Jeffrey Mackay	55	CEO, President and Director
John O'Keefe	70	CFO, Treasurer and Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Jeffrey Mackay - CEO, President and Director

Jeffrey Mackay became our President and Director at inception in 2012 and has had primary responsibilities for our operations and business. Since inception in 2005, he has also been the CEO and a director of TEO Inc. Mackay is an inventor on several of the TEO patents and is majority shareholder of TEO Inc.

Mr. Mackay has a diverse entrepreneurial and technical background, starting as a prototype machinist in what came to be Silicon Valley and progressing to become a quality engineer for General Dynamics air defense systems division before transitioning to law.

Mr. Mackay is an attorney licensed in California for over 20 years with a practice in Corporate and Securities Law. He has been Of Counsel at Borton Petrini LLP beginning September 2018 and Of Counsel at the firm of Rowe Mullen LLP beginning December 2014. Prior to 2014 he had a solo practice.

His practice includes mergers, acquisitions, private placements, registration statements, periodic and current reporting with the Securities and Exchange Commission, corporate governance and other compliance matters. He has had significant experience working with boards, executive management, accountants and auditing firms.

Mr. Mackay received his Juris Doctor at Thomas Jefferson School of Law in 1997, with a Certificate in International Legal Process.

John O'Keefe – CFO, Treasurer and Director

John O'Keefe became our CFO, Treasurer and Director in August 2018. He has also been the CFO, Treasurer and a director of TEO Inc. since 2006.

He is a highly seasoned senior executive with primary experience in all facets of the energy business. He is an accomplished veteran of running public companies in the US, Canada, and the UK with experience in many parts of the world. O'Keefe sits on the boards of two private corporations as well as being the Vice Chair of the Harvard Business School Club of Houston. He actively manages an unnamed private MLP energy fund that has no external shareholders with his company O'Keefe Capital Partners LP, where he has been the Managing partner since 2005 consisting of immediate family only.

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

Code of Ethics

As of the date of this report we have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt a formal policy upon expanding the Board and executive management team.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(A) of the Exchange Act

Not Applicable

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2019 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2019 and
●	all individuals who served as executive officers of ours at any time during the fiscal year ended December 31, 2019 and received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jeffrey Mackay Chief Executive Officer (1)	2019 2018	20,000 -	- -	- -	- -	20,000 -

John O’Keefe Chief Financial Officer (2)	2019 2018	- -	- -	- -	- -	- -

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

The following table sets forth compensation received by our directors in the fiscal year ended December 31, 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jeffrey Mackay(1)	-	-	-	-	-
John O’Keefe(2)	-	-	-	-	-

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Mackay did not receive any other compensation as an executive officer—see the Summary Compensation Table above.
(2)	This table includes only his compensation which was expressly for service as a director. Mr. O’Keefe did not receive any other compensation as an executive officer—see the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 28, 2020 , the beneficial ownership of TEO Foods Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person's address is c/o TEO Foods, Inc., 2739 Via Orange Way #110, Spring Valley CA 91978. Shares of common stock subject to options, warrants, convertible notes or preferred stock currently exercisable or convertible or exercisable or convertible within 60 days after May 14, 2020 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Jeffrey H. Mackay (1)	97,566,500	93.8%
John O'Keefe (2)	370,000	*

Officers and Directors as a Group (3 persons)	97,936,500	93.8%

(1)	Includes 6,337,500 shares held directly and 1,000,000 shares held by his spouse. Also includes 90,229,000 shares of common stock that are issuable upon conversion of 9,022,900 preferred shares held by TEO Inc. which are included since he is able to control the voting of those shares.
(2)	Includes 300,000 shares held by O'Keefe Capital Partners, LLP
(*)	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Our Board of Directors presently consists of two members. Our Board of Directors has determined that Mr. Mackay and Mr. O'Keefe are not "independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange. In accordance with these requirements, we have determined that Jeffrey Mackay and John O'Keefe are not an "independent director," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Mr. Mackay and Mr. O'Keefe are executive officers of the Company, and therefore are not independent directors.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2019 and 2018 were: $38,000, and $9,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2019 and 2018.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2019 and 2018.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2019 and 2018 were $0 and $0.

Audit Committee Pre-Approval Policies

The Board acting as our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2019.  Audit-related fees, tax fees, and all other fees, if any, are approved by the Board.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TEO Foods, Inc. (Incorporated by reference to Exhibit 3.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
3.2	Bylaws of TEO Foods, Inc. (Incorporated by reference to Exhibit 3.2 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.1	Master Agreement with TEO Inc. effective September 30, 2017 (Incorporated by reference to Exhibit 10.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.2	Co-Pack Agreement with TARGA. Effective April 20, 2018 (Incorporated by reference to Exhibit 10.2 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.3	Form of Securities Purchase Agreement. We entered into respective agreements on this form with 1 purchaser in June 2018. (Incorporated by reference to Exhibit 10.3 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.3.1	Form of Secure Convertible Note. (Incorporated by reference to Exhibit 10.3.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.4	Promissory Note July 31, 2018. (Incorporated by reference to Exhibit 10.4 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.5	Stock Purchase Agreement between NERYS USA Inc. and TEO Foods, Inc effective July 30, 2018 (Incorporated by reference to Exhibit 10.5 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.5.1	Amendment to Stock Purchase Agreement between NERYS USA Inc. and TEO Foods, Inc. (incorporated by reference to Exhibit 10.1 from the registrant’s Current Report on form 8-K filed with the SEC on February 6, 2019)
10.5.2	Amendment 3 to Stock Purchase Agreement between NERYS USA Inc. and TEO Foods, Inc. (incorporated by reference to Exhibit 10.1 from the registrant’s Quarterly Report on form 10-Q filed with the SEC on August 19, 2019)
21*	List of Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Item 16.  Form 10K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

May 29, 2020	By:	/s/ Jeffrey Mackay
Jeffery Mackay
Chief Executive Officer
(Principal Executive Officer)

May 29, 2020	By:	/s/John O’Keefe
John O’Keefe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 29, 2020	/s/ Jeffrey Mackay
Jeffrey Mackay, Director,
Principal Executive Officer

Date: May 29, 2020	/s/ John O'Keefe
John O'Keefe, Director,
Principal Accounting Officer

