Form 10-K/A
period 2019-12-31
TEO FOODS INC
filed 2020-06-30
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-226801

(Commission file number)

TEO FOODS INC.

 (Exact name of registrant as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Blvd. Insurgentes 19801 unit. 4D

Tijuana, B.C. 22216

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [X]    No [_]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or, any amendment to Form 10-K. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019, was $266,474.

As of June 30, 2020, there were 12,622,245 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

TEO Foods, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2020 (the “Original 2019 Form 10-K”) solely to disclose that the Company filed the Original 2019 Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). This Form 10-K/A is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Original 2019 Form 10-K.

As previously disclosed in the Current Report on Form 8-K filed by TEO Foods, Inc (the “Company”) on March 30, 2020, the Company delayed the filing of the Annual Report on Form 10-K, originally due on March 30, 2020, due to circumstances related to the novel coronavirus (“COVID-19”) pandemic and in reliance on the U.S. Securities and Exchange Commission’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 4, 2020 (Release No. 34-88318), as superseded by the order dated March 25, 2020 (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with a filing deadline due to circumstances related to the COVID-19 pandemic.

The Company is relying on the relief provided by the Order in connection with the filing of its Annual Report on Form 10-K for the period ended December 31, 2020 (the “Annual Report”). The delay in filing is due to difficulties by both the Company and our auditors as a result of the COVID-19 pandemic, impacting the Company’s ability to file its Quarterly Report by the original due date. The Company’s primary operating offices, including its accounting department, are located in Tijuana, Mexico. Our CEO crosses the border to the Tijuana offices from San Diego California. Both of these areas have been significantly impacted by the COVID-19 outbreak. Our internal staff and contracted staff have been impacted by the stay at home and shutdown orders in place in southern California and Tijuana. We have not been able to replace staff in Tijuana due to the restrictions which has overburdened existing staff. Included by reference as an exhibit to this filing is the previously disclosed letter from the Company’s auditors, in support of our reliance on the Order.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2019 Form 10-K or reflect events that occurred after the date of the Original 2019 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2019 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2019 Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Part IV of our Original 2019 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K/A.

(a)(3) Exhibits

The following exhibits are filed with this Form 10-K/A:

Exhibit Number	Description
99.1	Letter from Accell Audit and Compliance, P.A. (Incorporated by reference to Exhibit 99.1 from the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2020)
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2020	/s/ Jeffrey Mackay
Jeffrey Mackay, Director,
Principal Executive Officer

Date: June 30, 2020	/s/ John O'Keefe
John O'Keefe, Director,
Principal Accounting Officer