Form 10-Q
period 2020-03-31
TEO FOODS INC
filed 2020-07-06
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2020

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

As of July 3, 2019, there were 12,622,245 shares of the registrant’s common stock outstanding.

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by TEO Foods, Inc (the “Company”) on May 14, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q, originally due on May 15, 2020, due to circumstances related to the novel coronavirus (“COVID-19”) pandemic and in reliance on the U.S. Securities and Exchange Commission’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 4, 2020 (Release No. 34-88318), as superseded by the order dated March 25, 2020 (Release No. 34-88465) (the “Order”), which provides conditional relief to public companies that are unable to timely comply with a filing deadline due to circumstances related to the COVID-19 pandemic.

The Company is relying on the relief provided by the Order in connection with this filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”). The delay in filing is due to difficulties by both the Company and our auditors as a result of the COVID-19 pandemic, impacting the Company’s ability to file its Quarterly Report by the original due date. The Company’s primary operating offices, including its accounting department, are located in Tijuana, Mexico. Our CEO crosses the border to the Tijuana offices from San Diego California. Both of these areas have been significantly impacted by the COVID-19 outbreak. Our internal staff and contracted staff have been impacted by the stay at home and shutdown orders in place in southern California and Tijuana. We have not been able to replace staff in Tijuana due to the restrictions which has overburdened existing staff. Included by reference as an exhibit to this filing is the previously disclosed letter from the Company’s auditors, in support of our reliance on the Order.

Contents

		Page
		Number
PART I	FINANCIAL INFORMATION	4

Item 1	Interim Consolidated Financial Statements March 31, 2020	4

	Consolidated Balance Sheets	4

	Consolidated Statements of Operations and Comprehensive (Loss) Income	5

	Consolidated Statements of Stockholders’ Deficit	6

	Consolidated Statements of Cash Flows	7

	Notes to the Interim Consolidated Financial Statements	8-16

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION	21

Item 1	Legal Proceedings	12

Item1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements March 31, 2020

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$98,193	$194,864
Accounts receivable , net	8,177	10,463
Inventories, net	79,438	164,229
Related party receivables , net	16,210	—
Taxes receivable, net	361,072	446,972
Prepaid and other assets	14,711	67,749
Total current assets	577,801	884,277

Property and equipment , net	65,022	87,117

Total assets	$642,823	$971,394

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$687,085	$828,755
Related party payables	274	274
License fee payable - related party	678,000	693,000
Notes payable	100,000	100,000
Convertible note payable - current portion	220,000	220,000
Total current liabilities	1,685,359	1,842,029

Total liabilities	1,685,359	1,842,029

Commitments and contingencies (Note 13)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 9,022,900 shares issued
and outstanding	$9,023	$9,023
Common stock , $0.001 par value, 490,000,000
shares authorized, 12,622,245 shares issued
and outstanding	12,623	12,623
Additional paid -in-capital	277,229	277,229
Accumulated deficit	(1,431,609)	(1,285,459)
Other comprehensive income	90,198	115,949
Total stockholders' deficit	(1,042,536)	(870,635)

Total liabilities and stockholders' deficit	$642,823	$971,394

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Sales	$191,841	$1,030,783
Cost of sales	(169,513)	(804,165)
Gross profit	22,328	226,618

Operating expense
Payroll	115,789	148,593
General and administrative	29,686	141,778
Rent and lease	22,325	23,491
Professional fees	8,288	28,160
Advertising and marketing	1,003	26,496
Depreciation	5,663	3,555
Total operating expenses	182,754	372,073

Operating loss	(160,426)	(145,455)

Other income (expense)
Other income	20,699	62,334
Interest expense	(6,423)	(14,193)
Gain on bargain purchase	—	222,217
Total other (loss) income	14,276	270,358

Net (loss) income before income taxes	(146,150)	124,903
Income tax expense	—	(26,230)
Net (loss) income	(146,150)	98,673

Other comprehensive (loss) income
Foreign currency translation adjustments	(25,751)	29,330
Comprehensive income (loss)	$(171,901)	$128,003

Earnings (loss) per common share -
Basic	$(0.014)	$0.0055
Diluted	(0.014)	$0.0009
Weighted average common
shares outstanding - basic	12,430,122	17,865,995
shares outstanding - diluted	12,430,122	108,094,995

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Gain(loss)	Total
Three months ended March 31, 2019
Balance - December 31, 2018	9,022,900	$9,023	10,334,745	$10,335	$47,017	$(1,030,694)	$—	$(964,319)
Stock issued for acquisition of Targa	—	—	11,250,000	11,250	1,113,750	—	—	1,125,000
Stock issued for cash	—	—	37,500	38	7,462	—	—	7,500
Foreign currency translation adjustments	—	—	—	—	—	—	29,330	29,330
Net (loss) income	—	—	—	—	—	98,673	—	98,673
Balance - March 31, 2019	9,022,900	$9,023	21,622,245	$21,623	$1,168,229	$(932,021)	$29,330	$296,184

Three months ended March 31, 2020
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,751)	(25,751)
Net (loss) income	—	—	—	—	—	(146,150)	—	(146,150)
Balance - March 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,431,609)	$90,198	$(1,042,536)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash flows from operating activities
Net (loss) income	$(146,150)	$98,673
Adjustments to reconcile net (loss) income to net
cash used in operations:
Deprecation expense	5,663	3,555
Gain on bargain purchase	—	(222,217)
Changes in operating assets and liabilities:
Accounts receivable	24,498	92,355
Related party receivables	(19,113)	(16,478)
Inventories	61,538	(142,339)
Tax receivables	(3,324)	(80,526)
Prepaid and other assets	—	(439)
Accounts payable and accrued expenses	16,745	216,776
Related party payables	—	5,525
Deferred tax liability	—	26,230
Net cash from operating activities	(60,143)	(18,885)

Cash flows from investing activities
Cash received in Targa acquisition	—	6,504
Repayment of notes receivable - related party	—	12,723
Net cash from investing activities	—	19,227

Cash flows from financing activities
Proceeds from issuance of common stock	—	7,500
Proceeds from convertible notes payable	—	120,000
Principal reduction in convertible notes payable	—	(50,000)
Payment of deemed dividend to Teo Inc. for license	(15,000)	(48,000)
Net cash from financing activities	(15,000)	29,500

Effect of foreign currency exchange translation	(21,528)	29,330

Net (decrease) increase for period	(96,671)	59,172
Cash at beginning of period	194,864	2,139
Cash at end of period	$98,193	$61,311

Supplement Information:
Cash paid for:
Income taxes	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Teo Foods Inc. (“Company”) was incorporated in the state of Nevada on December 27, 2012. On December 29, 2017, the Company filed an amendment to its articles of incorporation increasing its authorized capital to a total of 500,000,000 shares consisting of 490,000,000 shares designated as Common Stock, par value $0.001 per share, and 10,000,000 shares designated as Preferred Stock, par value $0.001 per share.

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

In January 2020, the Company created BC TEO Foods S.A. de C.V. (“BC TEO Foods”), a new 100% owned subsidiary in Mexico. The Company is in the process of setting up new production facilities to be operated by this subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2019 have been omitted. These interim consolidated financial statements are condensed and should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s 10-K as filed with the Securities and Exchange commission on May 29, 2020. We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at March 31, 2020 and December 31, 2019 were $360,377 and $475,287, respectively.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2020 and December 31, 2019 were impaired.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of March 31, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

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

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of March 31, 2020, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of March 31, 2019, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 4,710,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective January 1, 2019: however, there was no impact to the financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2020 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

NOTE 5 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At March 31, 2020 and December 31, 2019 Inventories were $79,438 and $164,229, respectively, which include an allowance of approximately $111,320 for obsolescence and shrinkage as of March 31, 2020 and December 31, 2019.

NOTE 6 – TAX RECEIVABLES

Tax Receivables represent credits from the Mexican taxing authority. Targa has accumulated IVA tax payments that exceeded its IVA tax liabilities over the past several years. The Company has applied for refunds of these accumulated overpayments and began receiving the first refunds in September of 2019. The net tax receivable balance at March 31, 2020 and December 31, 2019 of $361,072 and $446,972, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $140,742 and $175,599, respectively.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 7 – PROPERTY AND EQUIPMENT

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	2020	2019
Furniture and fixtures	$2,614	$1,810
Machinery and equipment	118,368	65,709
Transportation equipment	33,352	39,274
	154,334	106,793
Less accumulated depreciation	(89,312)	(19,676
	$65,022	$87,117

Depreciation expense for the three months ended March 31, 2020 and 2019 was $5,663 and $3,555, respectively. The estimated useful lives of fixed assets range from 3 to 10 years.

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of March 31, 2020, and December 31, 2019, the outstanding balance of the license fee payable was $678,000 and $693,000, respectively. For the three months ended March 31, 2020 and 2019, the Company made payments toward the license of $15,000 and $173,000, respectively.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 9 – NOTES PAYABLES

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2020. As of March 31, 2020, and December 31, 2019, the outstanding principal balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. This note was subsequently amended to extend the maturity date to December 31, 2019. The note and accrued interest were fully paid in 2019.

Interest charged to operations for the three months ended March 31, 2020 and 2019 totaled $2,000 and $2,680, respectively. Accrued interest at March 31, 2020 and December 31, 2019 which is included in the balance of accounts payable and accrued expenses totaled $10,679 and $8,679, respectively.

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

As of March 31, 2020 and 2019, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at March 31, 2020 and December 31, 2019 amounted to $220,000 which matures on June 30, 2020. Interest charged to operations for the three months ended March 31, 2020 and 2019 totaled $4,400 and $11,513, respectively. Accrued interest at March 31, 2020 and December 31, 2019 which is included in the balance of accounts payable and accrued expenses totaled $21,316 and $16,916, respectively.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The provision for Federal income tax consists of the following March 31, 2020 and 2019:

Federal income tax (expense) benefit attributable to:	March 31, 2020	March 31, 2019
Current Operations	$30,692	$26,230
Less: valuation allowance	(30,692)	—
Net provision for Federal income taxes	$—	$26,320

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	March 31, 2020	December 31, 2019
Net operating loss carryover	$55,128	$24,436
Less: valuation allowance	(55,128)	(24,436)
Net deferred tax asset	$—	$—

At March 31, 2020, the Company had net operating loss carry forwards of approximately $262,513 that may be offset against future taxable income. No tax benefit has been reported in the March 31, 2020 or December 31, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits.

In addition, at March 31, 2020 and December 31, 2019, the Company had revolving receivables from related parties of $215,328 and $356,798, respectively. The Company established a reserve for uncollectable related party trade receivables March 31, 2020 and December 31, 2019 of $199,118 and $356,798, respectively.

As of March 31, 2020 and December 31, 2019, the Company had notes receivable from related parties of $252,183 and $555,116, respectively. The Company established a reserve for uncollectable related party notes receivables as of March 31, 2020 and December 31, 2019 of $252,183 and $555,116, respectively.

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 8.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2020 and December 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 14 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2020 and December 31, 2019 no cash balances exceeded the federally insured limit.

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

The Company has evaluated subsequent events for recognition and disclosure through July 3, 2020 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of March 31, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective January 1, 2019: however, there was no impact to the financial statements.

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

Effective January 1, 2019, we completed an acquisition of Commercial Targa S.A. De C.V. ("Targa") and several brands of products which included the NERYS brand primarily sold in Mexico. Targa is located in Tijuana Mexico and produces and sells products in Mexico which include the NERYS line of imported California cheese products, along with the acquired brands of frozen pizzas, various pasta meals and other products sold in the major stores such as Wal-Mart, Soriana, Calimax, Smart & Final, OXXO and others.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2020 and 2019

During the three-month periods ended March 31, 2020 and 2019, the Company had $191,841 and $1,030,783 in revenue, respectively. The change in revenue was the result of the elimination of products and services that were not profitable or sold in volumes sufficient to support the logistics cost of distributing from the Companies remote warehouses that were used in the first quarter of 2020 and eliminated prior to the first quarter 2020.

During the three-month periods ended March 31, 2020 and 2019, we had general and administrative expenses of $29,686 and $141,778, respectively. Payroll expenses were $115,789 and $148,593 during the three-month periods ended March 31, 2020 and 2019, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff. Rent and lease expenses were $22,325 and $23,491 for the three-month periods ended March 31, 2020 and 2019, respectively. Depreciation expenses were $5,663 and $3,555 for the three-month periods ended March 31, 2020 and 2019, respectively.

Advertising and marketing expenses were $1,003 and $26,496 for the three-month periods ended March 31, 2020 and 2019, respectively. The reduction was due to the elimination of advertising/sales consultants based in the remote warehouses that were eliminated.

Interest expense was $6,423 and $14,193 for the three-month periods ended March 31, 2020 and 2019, respectively. This interest primarily related to notes payable. The decrease was due to notes being satisfied.

The Company's net income (loss) for the three-month periods ended March 31, 2020 and 2019 was ($146,150) and $98,673, respectively. The primary difference between the three-month periods was that in 2019 a $222,217 gain on bargain purchase of Targa was recognized.

The Company experienced significant loss of sales during and prior to the first quarter of 2019 which continued through the second quarter of 2019 primarily resulting from the 20% to 25% tariffs Mexico placed on imports of cheese produced in the USA in retaliation for the tariff the USA placed on steel imported from Mexico to the USA. The Company lost most of its food service customers and some retail sales as a result.

We intend to generate revenue for cutting, shredding and packaging of products to be exported back to the USA. We believe that the development of higher volume production capacity in the new production facility we have begun to prepare will improve our ability to be competitive.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of March 31, 2020, we had total assets of $642,823 and total liabilities of $1,685,359. As of December 31, 2019, we had total assets of $971,394 and total liabilities of $1,842,029. During the three-month periods ended March 31, 2020 and 2019, the Company paid $15,000 and $48,000, respectively, toward the current portion of the license fee payable.

Net cash provided from investing activities for the three-month periods ended March 31, 2020 and 2019 was $0 and $19,227, respectively. Net cash provided and (used) from financing activities for the three-month periods ended March 31, 2020 and 2019 was ($15,000) and $29,500, respectively. The difference is primarily due to sales of equity and note issuances for the three-month periods ended March 31, 2020 and 2019 of $0 and $127,500, respectively.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2020. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TEO Foods Inc.

Date: July 3, 2020	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: July 3, 2020	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

