Form 10-Q
period 2020-06-30
TEO FOODS INC
filed 2020-08-19
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes   [_] No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes   [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company; See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

[_]	large accelerated filer	[_]	accelerated filer	[_]	non-accelerated filer	[X]	smaller reporting company	[X]	emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to extend the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_]  Yes   [X] No

As of August 18, 2020, there were 12,622,245 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements June 30, 2020

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$194,178	$194,864
Accounts receivable, net	90,747	10,463
License and royalty income receivable	7,802	—
Inventories, net	59,669	164,229
Related party receivables, net	16,412	—
Taxes receivable, net	354,640	446,972
Prepaid and other assets	12,063	67,749
Total current assets	735,511	884,277

Property and equipment, net	51,100	87,117

Royalty agreement	31,929	—

Total assets	$818,540	$971,394

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$783,466	$828,755
Related party payables	274	274
License fee payable - related party	663,000	693,000
Notes payable	100,000	100,000
Convertible note payable - current portion	220,000	220,000
Total current liabilities	1,766,740	1,842,029

Total liabilities	1,766,740	1,842,029

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 9,022,900 shares issued
and outstanding	9,023	9,023
Common stock , $0.001 par value, 490,000,000
shares authorized, 12,622,245 shares issued
and outstanding, respectively	12,623	12,623
Additional paid-in-capital	277,229	277,229
Accumulated deficit	(1,497,794)	(1,285,459)
Other comprehensive income	250,719	115,949
Total stockholders' deficit	(948,200)	(870,635)

Total liabilities and stockholders' deficit	$818,540	$971,394

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019

Sales	$294,070	$2,167,409	$102,229	1,132,995
Cost of sales	(212,891)	(1,766,485)	(43,378)	(967,083)
Gross profit	81,179	400,924	58,851	165,912

Operating expense
Payroll	139,339	278,026	23,550	128,762
General and administrative	53,552	224,512	23,865	82,734
Rent and lease	41,396	55,797	19,071	36,329
Professional fees	32,755	67,157	24,467	38,947
Advertising and marketing	1,469	45,417	466	18,801
Depreciation	7,319	8,929	1,657	5,358
Total operating expenses	275,830	679,838	93,076	310,931

Operating loss	(194,651)	(278,914)	(34,225)	(145,019)

Other income (expense)
Other income (expense)	(4,958)	116,398	(25,657)	65,624
Interest income	154	—	154	—
Interest expense	(12,880)	(47,323)	(6,457)	(33,130)
Gain on bargain purchase	—	222,217	—	—
Total other income (expense)	(17,684)	291,292	(31,960)	32,494

Net income (loss) before income taxes	(212,335)	12,378	(66,185)	(112,525)
Income tax expense	—	(26,230)	—	—
Net loss	(212,335)	(13,852)	(66,185)	(112,525)

Other comprehensive income (loss)
Foreign currency translation adjustment	115,805	54,680	141,556	25,350
Comprehensive income (loss)	$(96,530)	$40,828	$75,371	$(87,175)

Earnings (loss) per common share -
Basic	$(0.017)	$(0.001)	$(0.005)	$(0.009)
Diluted	n/a	n/a	n/a	n/a
Weighted average common
shares outstanding - basic	12,622,245	12,620,588	12,622,245	12,622,245
shares outstanding - diluted	n/a	n/a	n/a	n/a

The accompanying notes are an integral part of these consolidated financial statements.

 TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net income (loss)	(212,335)	$98,673
Adjustments to reconcile net loss to net
cash used in operations:
Deprecation expense	7,319	3,555
Gain on bargain purchase	—	(222,217)
Changes in operating assets and liabilities:
Accounts receivable	(80,284)	92,355
Royalty and licensing income receivable	(7,802)	—
Receivable from related parties	(16,412)	(16,478)
Inventories	104,560	(142,339)
Tax receivables	92,332	(80,526)
Prepaid and other assets	55,686	(439)
Accounts payable and accrued expenses	(45,289)	216,776
Related party payable	—	5,525
Deferred tax liability	—	26,230
Net cash provided (used) in operating activities	(102,225)	(18,885)

Cash flows from investing activities
Cash received in Targa acquisition	—	6,504
Repayment of notes recevable - related party	—	12,723
Purchase of property and equipment	(3,231)	—
Net cash provided (used) in investing activities	(3,231)	19,227

Cash flows from financing activities
Proceeds from issuance of common stock	—	7,500
Proceeds from convertible notes payable	—	120,000
Principal reduction in convertible notes payable	—	(50,000)
Payment of deemed dividend to TEO Inc. for license	(30,000)	(48,000)
Net cash (used) in financing activities	(30,000)	29,500

Effect of foreign currency exchange translation	134,770	29,330

Net decrease for period	$(686)	$59,172
Cash at beginning of period	194,864	2,139
Cash at end of period	$194,178	$61,311

Supplement Information:
Cash paid for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing and financing activities:
Property and equipment exchanged for royalty agreement	$31,929	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Gain( loss)	Total

Six Months Ended June 30, 2019
Balance - December 31, 2018	9,022,900	$9,023	10,334,745	$10,335	47,017	$(1,030,694)	—	$(964,319)
Stock issued in Targa acquisition	—	—	2,250,000	2,250	222,750	—	—	225,000
Stock issued for cash	—	—	37,500	38	7,462	—	—	7,500
Foreign currency tralslation adjustments	—	—	—	—	—	—	29,330	29,330
Net income - for the three months ended March 31, 2019	—	—	—	—	—	98,673	—	98,673
Balance -March 31, 2019	9,022,900	9,023	12,622,245	12,623	277,229	(932,021)	29,330	(603,816)
Foreign currency tralslation adjustments	—	—	—	—	—	—	25,350	25,350
Net income - for the three months ended June 31, 2019	—	—	—	—	—	(112,525)	—	(112,525)
Balance -June 30, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,044,546)	$54,680	$(690,991)

Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency tralslation adjustments	—	—	—	—	—	—	(25,751)	(25,751)
Net loss - for the three months ended March 31, 2020	—	—	—	—	—	(146,150)	—	(146,150)
Balance -March 31, 2020	9,022,900	9,023	12,622,245	12,623	277,229	(1,431,609)	90,198	(1,042,536)
Foreign currency translation adjustments	—	—	—	—	—	—	141,556	141,556
Net loss - for the three months ended June 30, 2020	—	—	—	—	—	(66,185)	—	(66,185)
Balance -June 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,497,794)	$231,754	(967,165)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2019 have been omitted. These interim consolidated financial statements are condensed and should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s 10-K as filed with the Securities and Exchange commission on May 29, 2020. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at June 30, 2020 and December 31, 2019 were $293,094 and $475,287, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended June 30, 2020 or 2019. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consist of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of June 30, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of June 30, 2020, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of June 30, 2020, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 4,710,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2020 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At June 30, 2020 and December 31, 2019 Inventories were $59,669 and $164,229, respectively, which include an allowance of approximately $111,320 for obsolescence and shrinkage as of June 30, 2020 and December 31, 2019.

NOTE 6 – TAX RECEIVABLES

Tax Receivables represent credits from the Mexican taxing authority. Targa has accumulated IVA tax payments that exceeded its IVA tax liabilities over the past several years. The Company has applied for refunds of these accumulated overpayments and began receiving the first refunds in September of 2019. The net tax receivable balance at June 30, 2020 and December 31, 2019 of $354,640 and $446,972, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $135,261 and $175,599, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	2020	2019
Furniture and fixtures	$348	$1,810
Machinery and equipment	48,439	65,709
Transportation equipment	12,663	39,274
	61,450	106,793
Less accumulated depreciation	(29,316)	(19,676
	$32,134	$87,117

Depreciation expense for the three months ended June 30, 2020 and 2019 was $7,319 and $3,555, respectively. The estimated useful lives of fixed assets range from 3 to 10 years.

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of June 30, 2020, and December 31, 2019, the outstanding balance of the license fee payable was $663,000 and $693,000, respectively. For the six months ended June 30, 2020 and 2019, the Company made payments toward the license of $30,000 and $48,000, respectively.

NOTE 9 – NOTES PAYABLES

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2020. As of June 30, 2020, and December 31, 2019, the outstanding principal balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. This note was subsequently amended to extend the maturity date to December 31, 2019. The note and accrued interest were fully paid in 2019.

Interest charged to operations for the six months ended June 30, 2020 and 2019 totaled $4,000 and $2,680, respectively. Accrued interest at June 30, 2020 and December 31, 2019 which is included in the balance of accounts payable and accrued expenses totaled $12,679 and $8,679, respectively.

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

As of June 30, 2020 and 2019, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at June 30, 2020 and December 31, 2019 amounted to $220,000 which matured on June 30, 2020. Interest charged to operations for the six months ended June 30, 2020 and 2019 totaled $8,800 and $11,513, respectively. Accrued interest at June 30, 2020 and December 31, 2019, which is included in the balance of accounts payable and accrued expenses, totaled $25,717 and $16,916, respectively.

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

The provision for Federal income tax consists of the following June 30, 2020 and 2019:

Federal income tax (expense) benefit attributable to:	June 30, 2020	June 30, 2019
Current Operations	$40,383	$(26,230)
Less: valuation allowance	(40,383)	—
Net provision for Federal income taxes	$—	$(26,320)

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	June 30, 2020	December 31, 2019
Net operating loss carryover	$64,819	$24,436
Less: valuation allowance	(64,819)	(24,436)
Net deferred tax asset	$—	$—

At June 30, 2020, the Company had net operating loss carry forwards of approximately $308,662 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2020 or December 31, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits.

In addition, at June 30, 2020 and December 31, 2019, the Company had revolving receivables from related parties of $389,913 and $356,798, respectively. The Company established a reserve for uncollectable related party trade receivables June 30, 2020 and December 31, 2019 of $389,913 and $356,798, respectively.

As of June 30, 2020 and December 31, 2019, the Company had notes receivable from related parties of $252,183 and $555,116, respectively. The Company established a reserve for uncollectable related party notes receivables as of June 30, 2020 and December 31, 2019 of $252,183 and $555,116, respectively.

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 8.

NOTE 13 –ROYALTY AND LICENSE AGREEMENT

Effective April 1, 2020, the Company entered into an agreement whereby it assigned half and licensed half of the Nerys Brand for cheese products in Mexico, along with certain production equipment and facilities that the Company did not intend to transfer to its new facility for production, to a third party. In exchange, the Company receives a portion of net revenue from all products sold, which includes bulk meats and other products, by the acquirer, a royalty on all NERYS cheese products sold in Mexico of $0.01 per pound and will also receive five percent of the proceeds of any sale of the related acquirer’s business.

As of June 30, 2020, the Company has received a total of $7,802 in licensing and royalty revenue from this agreement.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2020 and December 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2020 and December 31, 2019, no cash balances exceeded the federally insured limit.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 19, 2020 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of June 30, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Effective April 1, 2020, we exchanged certain production equipment and facilities that we did not intend to transfer to the new facility for production or continue to use thereafter. We transferred the lease of the old production suite and licensed the Nerys Brand for cheese products in Mexico. In exchange we receive a royalty on the NERYS cheese products sold in Mexico, a portion of net revenue from all products and five percent of the proceeds of any sale of the business.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2020 and 2019

During the three-month periods ended June 30, 2020 and 2019, the Company had $102,229 and $1,132,995 in revenue, respectively. The change in revenue was the result of the elimination of products and services that were not profitable or sold in volumes sufficient to support the logistics cost of distributing from the Companies remote warehouses that were used in 2019 and eliminated by year end 2019.

During the three-month periods ended June 30, 2020 and 2019, we had general and administrative expenses of $23,865 and $82,734, respectively. Payroll expenses were $23,550 and $128,762 during the three-month periods ended June 30, 2020 and 2019, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff. Rent and lease expenses were $19,071 and $36,329 for the three-month periods ended June 30, 2020 and 2019, respectively. Depreciation expenses were $1,657 and $5,358 for the three-month periods ended June 30, 2020 and 2019, respectively.

Advertising and marketing expenses were $466 and $18,801 for the three-month periods ended June 30, 2020 and 2019, respectively. The reduction was due to the elimination of advertising/sales consultants based in the remote warehouses that were eliminated.

Interest expense was $6,457 and $33,130 for the three-month periods ended June 30, 2020 and 2019, respectively. This interest primarily related to notes payable. The decrease was due to notes being satisfied.

The Company's net loss for the three-month periods ended June 30, 2020 and 2019 was $66,185 and $112,525, respectively. The primary difference between the three-month periods was that in 2019 a $222,217 gain on bargain purchase of Targa was recognized.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

During the six-month periods ended June 30, 2020 and 2019, the Company had $294,070 and $2,167,409 in revenue, respectively. The change in revenue was the result of the elimination of products and services that were not profitable or sold in volumes sufficient to support the logistics cost of distributing from the Companies remote warehouses that were used in 2019 and eliminated by year end 2019.

During the six-month periods ended June 30, 2020 and 2019, we had general and administrative expenses of $53,552 and $224,512, respectively. Payroll expenses were $139,339 and $278,026 during the six-month periods ended June 30, 2020 and 2019, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff. Beginning on April 1, 2020 production and merchandising staff was reduced while construction is completed on the new Tijuana facility. Rent and lease expenses were $41,369 and $55,797 for the six-month periods ended June 30, 2020 and 2019, respectively. Depreciation expenses were $7,319 and $8,929 for the six-month periods ended June 30, 2020 and 2019, respectively.

Advertising and marketing expenses were $1,469 and $45,417 for the six-month periods ended June 30, 2020 and 2019, respectively. The reduction was due to the elimination of advertising/sales consultants based in the remote warehouses that were eliminated.

Interest expense was $12,880 and $47,323 for the six-month periods ended June 30, 2020 and 2019, respectively. This interest primarily related to notes payable. The decrease was due to notes being satisfied.

The Company's net loss for the six-month periods ended June 30, 2020 and 2019 was $212,335 and $13,852, respectively. The primary difference between the six-month periods was that in 2019 a $222,217 gain on bargain purchase of Targa was recognized.

The Company experienced significant loss of sales during and prior to the first quarter of 2019 which continued through the second quarter of 2019 primarily resulting from the 20% to 25% tariffs Mexico placed on imports of cheese produced in the USA in retaliation for the tariff the USA placed on steel imported from Mexico to the USA. The Company lost most of its food service customers and some retail sales as a result. This precipitated the need to close the remote warehouses due to the reduced volumes shipping to food service customers.

We intend to generate revenue for cutting, shredding and packaging of products to be exported back to the USA. We believe that the development of higher volume production capacity in the new production facility we have begun to prepare will improve our ability to be competitive. Construction has taken longer than expected on the new facility during the pandemic slowdown, but we expect to begin our first production operations in August 2020.

In September of 2020, we will take possession of two adjoining warehouses. One warehouse is intended for the TEO pasteurizer/sterilizer and the other for new business opportunities.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of June 30, 2020, we had total assets of $818,540 and total liabilities of $1,766,740. As of December 31, 2019, we had total assets of $971,394 and total liabilities of $1,842,029. During the six-month periods ended June 30, 2020 and 2019, the Company paid $30,000 and $48,000, respectively, toward the current portion of the license fee payable.

Net cash provided and (used) from investing activities for the six-month periods ended June 30, 2020 and 2019 was $3,321 and $19,227, respectively. Net cash provided and (used) from financing activities for the six-month periods ended June 30, 2020 and 2019 was ($30,000) and $29,500, respectively. The difference is primarily due to sales of equity and note issuances for the six-month periods ended June 30, 2020 and 2019 of $0 and $127,500, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TEO Foods Inc.

Date: August 19, 2020	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: August 19, 2020	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

