Form 10-Q
period 2020-09-30
TEO FOODS INC
filed 2020-11-23
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2020

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

As of November 23, 2020, there were 12,622,245 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements September 30, 2020

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$110,169	$194,864
Accounts receivable, net	68,872	10,463
License and royalty income receivable	5,649	—
Inventories, net	35,373	164,229
Related party receivables , net	16,788	—
Taxes receivable, net	364,115	446,972
Prepaid and other assets	12,338	67,749
Total current assets	613,304	884,277

Property and equipment , net	37,361	87,117

Royalty Agreement	31,929	—

Total assets	$682,594	$971,394

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$878,035	$828,755
Related party payables	274	274
License fee payable - related party	648,000	693,000
Notes payable	100,000	100,000
Convertible note payable - current portion	220,000	220,000
Total current liabilities	1,846,309	1,842,029

Total liabilities	1,846,309	1,842,029

Commitments and contingencies

Stockholders' (deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 9,022,900 shares issued
and outstanding	$9,023	$9,023
Common stock , $0.001 par value, 490,000,000
shares authorized, 12,622,245 shares issued
and outstanding, respectively	12,623	12,623
Additional paid -in-capital	277,229	277,229
Accumulated deficit	(1,660,475)	(1,285,459)
Other comprehensive income	197,885	115,949
Total stockholders' deficit	(1,163,715)	(870,635)

Total liabilities and stockholders' deficit	$682,594	$971,394

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	$322,695	$1,771,889	$28,625	472,473
Cost of sales	(281,415)	(1,467,209)	(32,420)	(437,113)
Gross profit	41,280	304,680	(3,795)	35,360

Operating expense
Payroll	175,833	380,206	36,494	102,180
General and administrative	103,918	295,178	50,366	70,666
Rent and lease	61,622	79,624	20,226	23,827
Professional fees	51,480	92,852	18,725	25,695
Advertising and marketing	1,507	40,191	38	(5,226)
Depreciation	9,769	14,403	2,450	5,474
Total operating expenses	404,129	902,454	128,299	222,616

Operating loss	(362,849)	(597,774)	(132,094)	(187,256)

Other income (expense)
Licensing and royalty income	13,432	—	5,630	—
Interest income	238	—	84	—
Interest expense	(19,363)	(52,389)	(6,483)	(5,066)
Gain on bargain purchase	—	222,217	—	—
Other income (expense)	(14,474)	161,631	(1,714)	(86,371)
Total other income (expense)	(20,167)	331,459	(2,483)	(91,437)

Net income (loss) before income taxes	(383,016)	(266,315)	(134,577)	(278,693)
Income tax expense	—	(26,230)	—	—
Net income (loss)	(383,016)	(292,545)	(134,577)	(278,693)

Other comprehensive income (loss)
Foreign currency translation adjustment	81,936	138,842	(33,869)	84,262
Comprehensive (income) loss	$(301,080)	$(153,703)	$(168,446)	$(194,431)

Earnings (loss) per common share -
Basic	$(0.030)	$(0.015)	$(0.011)	$(0.013)
Diluted	n/a	n/a	n/a	n/a
Weighted average common
shares outstanding - basic	12,622,245	19,972,337	12,622,245	21,622,245
shares outstanding - diluted	n/a	n/a	n/a	n/a

The accompanying notes are an integral part of these consolidated financial statements.

 TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(383,016)	$(292,545)
Adjustments to reconcile net loss to net
Cash used in operations:
Depreciation expense	9,769	14,403
Provision for bad debt	(162,903)	—
Gain on bargain purchase	—	(222,217)
Changes in operating assets and liabilities:
Accounts receivable	123,784	129,665
Royalty and licensing income receivable	(5,649)	—
Receivable from related parties	(16,788)	(68,180)
Inventories	128,856	159,884
Tax receivables	82,856	(278,382)
Prepaid and other assets	55,411	(20,520)
Accounts payable and accrued expenses	49,280	654,777
Deferred tax liability	—	26,230
Net cash provided (used) in operating activities	(118,400)	103,115

Cash flows from investing activities
Cash received in Targa acquisition	—	6,504

Purchase of property and equipment	(3,231)	(32,309)
Net cash provided (used) in investing activities	(3,231)	(25,805)

Cash flows from financing activities
Proceeds from issuance of common stock	—	7,500
Proceeds from convertible notes payable	—	120,000
Principal reduction in convertible notes payable	—	(50,000)
Payment of deemed dividend to Teo Inc. for license	(45,000)	(159,000)
Net cash (used) in financing activities	(45,000)	(81,500)

Effect of foreign currency exchange translation	81,936	138,842

Net decrease for period	$(84,695)	$134,652
Cash at beginning of period	194,864	2,139
Cash at end of period	$110,169	$136,791

Disclosure of non-cash investment and finance activities
Elimination of convertible notes by offset against notes receivables	$—	$739,110
Conversion of preferred shares into common	$—	$360,824
Property and Equipment exchanged for royalty agreement	$31,929	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Gain( loss)	Total

Nine Months Ended September 30, 2019
Balance - December 31, 2018	9,022,900	$9,023	10,334,745	$10,335	47,017	$(1,030,694)	—	$(964,319)
Stock issued in Targa acquisition	—	—	2,250,000	2,250	222,750	—	—	225,000
Stock issued for cash	—	—	37,500	38	7,462	—	—	7,500
Foreign currency translation adjustments	—	—	—	—	—	—	29,330	29,330
Net income for the three - months ended March 31, 2019	—	—	—	—	—	98,673	—	98,673
Balance -March 31, 2019	9,022,900	9,023	12,622,245	12,623	277,229	(932,021)	29,330	(603,816)
Foreign currency translation adjustments	—	—	—	—	—	—	25,350	25,350
Net income- for the three months ended June 30, 2019	—	—	—	—	—	(112,525)	—	(112,525)
Balance - June 30, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,044,546)	$54,680	$(690,991)
Foreign currency translation adjustments	—	—	—	—	—	—	84,162	84,162
Net income - for the three months ended September 30, 2019	—	—	—	—	—	(278,693)	—	(278,693)
Balance -September 30, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,323,239)	$138,842	$(885,522)

Nine Months Ended September 30, 2020
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,751)	(25,751)
Net loss - for the three months ended March 31, 2020	—	—	—	—	—	(146,150)	—	(146,150)
Balance -March 31, 2020	9,022,900	9,023	12,622,245	12,623	277,229	(1,431,609)	90,198	(1,042,536)
Foreign currency translation adjustments	—	—	—	—	—	—	141,556	141,556
Net loss - for the three months ended June 30, 2020	—	—	—	—	—	(94,289)	—	(94,289)
Balance -June 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,525,898)	$231,754	(995,269)
Foreign currency translation adjustments	—	—	—	—	—	—	(33,869)	(33,869)
Net loss - for the three months ended September 30, 2020	—	—	—	—	—	(134,577)	—	(134,577)
Balance -September 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,660,475)	$197,885	$(1,163,715)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2019 have been omitted. These interim consolidated financial statements are condensed and should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s 10-K as filed with the Securities and Exchange commission on May 29, 2020. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at September 30, 2020 and December 31, 2019 were $363,765 and $475,287, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended September 30, 2020 or 2019. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consist of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of September 30, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of September 30, 2020, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of September 30, 2020, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 4,710,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2020 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At September 30, 2020 and December 31, 2019 Inventories were $35,373 and $164,229, respectively, which includes an allowance of approximately $0 and $111,320 for obsolescence and shrinkage as of September 30, 2020 and December 31, 2019, respectively.

NOTE 6 – TAX RECEIVABLES

Tax Receivables represent credits from the Mexican taxing authority. Targa has accumulated IVA tax payments that exceeded its IVA tax liabilities over the past several years. The Company has applied for refunds of these accumulated overpayments and began receiving the first refunds in September of 2019. The net tax receivable balance at September 30, 2020 and December 31, 2019 of $364,115 and $446,972, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $136,164 and $175,599, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	2020	2019
Furniture and fixtures	$356	$1,810
Machinery and equipment	56,474	65,709
Transportation equipment	12,953	39,274
	69,783	106,793
Less accumulated depreciation	(32,422)	(19,676
	$37,361	$87,117

Depreciation expense for the three months ended September 30, 2020 and 2019 was $2,450 and $5,474, respectively. The estimated useful lives of fixed assets range from 3 to 10 years.

NOTE 8 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on September 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2019 and accrue and accept payments due as funds are available. Commencing January 1, 2020, a use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2020	$500,000
2021	750,000
2022	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of September 30, 2020, and December 31, 2019, the outstanding balance of the license fee payable was $648,000 and $693,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company made payments toward the license of $45,000 and $48,000, respectively.

NOTE 9 – NOTES PAYABLES

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2020. As of September 30, 2020, and December 31, 2019, the outstanding principal balance of the note was $100,000.

On December 10, 2018, the Company issued a note for $34,000 in principal bearing interest at 8% maturing on June 10, 2019. This note was subsequently amended to extend the maturity date to December 31, 2019. The note and accrued interest were fully paid in 2019.

Interest charged to operations for the nine months ended September 30, 2020 and 2019 totaled $6,000 and $8,040, respectively. Accrued interest at September 30, 2020 and December 31, 2019 which is included in the balance of accounts payable and accrued expenses totaled $14,679 and $8,679, respectively.

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

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in convertible notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019 or the third purchase on June 1, 2019. The purchase provisions of the agreement have expired with only the first purchase executed. The $120,000 note purchased in February can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. The note matures on September 30, 2020.

As of September 30, 2020 and 2019, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at September 30, 2020 and December 31, 2019 amounted to $220,000 which matured on June 30, 2020. Interest charged to operations for the nine months ended September 30, 2020 and 2019 totaled $13,200 and $17,483, respectively. Accrued interest at September 30, 2020 and December 31, 2019, which is included in the balance of accounts payable and accrued expenses, totaled $30,116 and $16,916, respectively.

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

The provision for Federal income tax consists of the following September 30, 2020 and 2019:

Federal income tax (expense) benefit attributable to:	September 30, 2020	September 30, 2019
Current Operations	$80,433	$(55,926)
Less: valuation allowance	(80,433)	55,926
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	September 30, 2020	December 31, 2019
Net operating loss carryover	$104,870	$24,436
Less: valuation allowance	(104,870)	(24,436)
Net deferred tax asset	$—	$—

At September 30, 2020, the Company had net operating loss carry forwards of approximately $499,379 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2020 or December 31, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits.

In addition, at September 30, 2020 and December 31, 2019, the Company had revolving receivables from related parties of $398,840 and $356,798, respectively. The Company established a reserve for uncollectable related party trade receivables September 30, 2020 and December 31, 2019 of $398,840 and $356,798, respectively.

As of September 30, 2020 and December 31, 2019, the Company had notes receivable from related parties of $264,029 and $555,116, respectively. The Company established a reserve for uncollectable related party notes receivables as of September 30, 2020 and December 31, 2019 of $264,029 and $555,116, respectively.

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

As of September 30, 2020, the Company has received a total of $13,431 in licensing and royalty revenue from this agreement.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2020 and December 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2020 and December 31, 2019, no cash balances exceeded the federally insured limit.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 23, 2020 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of September 30, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

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

At year-end 2019, we divested the pizza and pasta brands back to their creator in exchange for cancellation of the purchase equity paid.

The Company created a new subsidiary, BC TEO Foods S.A de C.V., in January 2020, which is operating new facilities where we have moved our cold processing and packaging equipment. The new facilities have been remodeled for higher productivity and to achieve a high food safety certification in support of access to global markets.

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

We transferred the TEO Pasteurizer/Sterilizer to the new facilities in Mexico for final R&D and validation for production. We have occupied two adjoining building units beginning in September 2020 and have been preparing to place the sterilizer near the processing and packaging operations.

We have new co-packing business beginning in the new facilities which is diverse from cheese processing. This new business is for new USA customers for products that will be shipped to the USA.

We will continue to develop our packaged products for initial retail placements in Mexico. We expect the expanding co-packing operations will also support production planning, formulation, equipment and supply lead times, testing, validation, branding and sales of new trayed meal products for a limited regional new product offering in 2021. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials, etc.), retain consultants/staff and provide for other costs of production.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2020 and 2019

During the three-month periods ended September 30, 2020 and 2019, the Company had $28,625 and $472,473 in sales revenue, respectively. The change in revenue was the result of the elimination of products and services that were not profitable or sold in volumes sufficient to support the logistics cost of distributing from the Companies remote warehouses that were used in 2019 and eliminated by year end 2019. The change was also the result of the licensing and royalty agreement where the direct sales of the Nerys branded cheese products in Mexico were transferred. During the three-month periods ended September 30, 2020 and 2019, the Company had $5,630 and $0 in licensing and royalty revenue, respectively. The Company was able to sell some expiring inventory at a loss which negatively impacted the cost of goods.

During the three-month periods ended September 30, 2020 and 2019, we had general and administrative expenses of $50,366 and $70,666, respectively. Payroll expenses were $36,494 and $102,180 during the three-month periods ended September 30, 2020 and 2019, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff but are expected to increase as we have begun to add production staff for operations in the new facility. Rent and lease expenses were $20,226 and $23,827 for the three-month periods ended September 30, 2020 and 2019, respectively. Rent and lease expected to increase due to the addition of two new building units in September 2020. Depreciation expenses were $2,540 and $5,474 for the three-month periods ended September 30, 2020 and 2019, respectively.

Interest expense was $6,483 and $5,066 for the three-month periods ended September 30, 2020 and 2019, respectively. This interest primarily related to notes payable.

The Company's net loss for the three-month periods ended September 30, 2020 and 2019 was $134,577 and $278,693, respectively. The reductions in losses relates to the elimination of operations and expenses related to products and services that were not profitable.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

During the nine-month periods ended September 30, 2020 and 2019, the Company had $322,695 and $1,771,889 in sales revenue, respectively. The change in revenue was the result of the elimination of products and services that were not profitable or sold in volumes sufficient to support the logistics cost of distributing from the Companies remote warehouses that were used in 2019 and eliminated by year end 2019. The change was also the result of the licensing and royalty agreement where the direct sales of the Nerys branded cheese products in Mexico were transferred. During the nine-month periods ended September 30, 2020 and 2019, the Company had $13,432 and $0 in licensing and royalty revenue, respectively.

During the nine-month periods ended September 30, 2020 and 2019, we had general and administrative expenses of $103,918 and $295,178, respectively. Payroll expenses were $175,833 and $380,206 during the nine-month periods ended September 30, 2020 and 2019, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff. Rent and lease expenses were $61,622 and $79,624 for the nine-month periods ended September 30, 2020 and 2019, respectively. Rent and lease expected to increase due to the addition of two new building units in September 2020. Depreciation expenses were $9,769 and $14,403 for the nine-month periods ended September 30, 2020 and 2019, respectively.

Interest expense was $19,363 and $52,389 for the nine-month periods ended September 30, 2020 and 2019, respectively. This interest primarily related to notes payable. The decrease was due to notes being satisfied.

The Company's net loss for the nine-month periods ended September 30, 2020 and 2019 was $383,016 and $292,545, respectively. The primary difference between the nine-month periods was that in 2019 a $222,217 gain on bargain purchase of Targa was recognized.

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

We transferred the TEO Pasteurizer/Sterilizer to the new facilities in Mexico for R&D and validation for production. We have occupied two adjoining building units beginning in September 2020 and have been preparing to place the sterilizer near the processing and packaging operations.

We have new co-packing business beginning in the new facilities which is diverse from cheese processing. This new business is for new USA customers for products that will be shipped to the USA.

We will continue to develop our packaged products for initial retail placements in Mexico. We expect the expanding co-packing operations will also support production planning, formulation, equipment and supply lead times, testing, validation, branding and sales of new trayed meal products for a limited regional new product offering in 2021. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials, etc.), retain consultants/staff and provide for other costs of production.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of September 30, 2020, we had total assets of $682,595 and total liabilities of $1,846,309. As of December 31, 2019, we had total assets of $971,394 and total liabilities of $1,842,029. During the nine-month periods ended September 30, 2020 and 2019, the Company paid $45,000 and $159,000, respectively, toward the current portion of the license fee payable.

Net cash used from financing activities for the nine-month periods ended September 30, 2020 and 2019 was $3,231 and $25,805, respectively. The amounts are primarily property and equipment purchases.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2020. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TEO Foods Inc.

Date: November 23, 2020	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: November 23, 2020	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

