Form 10-K
period 2020-12-31
TEO FOODS INC
filed 2021-03-31
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-226801

(Commission file number)

TEO FOODS INC.

 (Exact name of registrant as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Blvd Insurgentes 19801, unit 4-D

 Tijuana, BC, 22225

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, was $266,474.

As of March 31, 2021, there were 12,872,245 shares of the registrant’s common stock outstanding.

1

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

We have new co-packing business beginning in the new facilities which is diverse from cheese processing. This new business is for new USA customers for products that will be shipped to the USA. We have begun to purchase processing equipment to expand our production capabilities. We are also providing warehousing services to offset costs while we grow into our expanded facilities. We have configured the entry offices of the center unit as the main entrances for the combined facility and are building them out with reception, conference and administration offices. The combined facilities are adjoining with forklift access internally between all 38,000 square feet and truck loading bays.

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

We will initially distribute all our products as chilled.  We have no domestic distribution agreements established at this time. We can distribute in Mexico through our subsidiary, BCTEO Foods Mexico, and our licensed Nerys brand placements in grocery and convenience stores.

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

Employees

We currently have Jeffrey Mackay as CEO, President and Director and John O'Keefe as CFO and Director.

Jeffrey Mackay currently devotes approximately 95% of his time to the business of TEO Foods, Inc. and the remainder of his time on other business ventures.

John O'Keefe currently has made available approximately 20% of his time for the business of TEO Foods, Inc. based on the current business needs at this time.

We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

The Company utilizes two staffing agencies in Mexico that currently provide us with staffing as needed for production, warehouse, merchandising and administration. We currently have five people working in Tijuana. We are planning to bring on additional workers now that we have begun production operations in the new facility.

Item 1A.  Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

In January of 2020, we took possession of an approximately 18,000 square foot facility located in Tijuana Mexico that leases for approximately $6,800 per month. The facility is predominantly configured for cold storage and production operations. It also has a large dry warehouse area and four truck loading docks. Office space is also included at the facility for management and accounting staff.

In September of 2020, we took possession of two adjoining approximately 10,000 square foot facilities located in Tijuana Mexico that each lease for approximately $3,800 per month. The facilities are predominantly configured for warehouse operations and include three truck loading docks. Office space is also included at the facility.

We have configured the entry offices of the center unit as the main entrances for the combined facility and are building them out with reception, conference and administration offices. The combined facilities are adjoining with forklift access internally between all 38,000 square feet and truck loading bays.

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

Holders

As of the date of this report, an aggregate of 12,872,245 shares of common stock were issued and outstanding and held by approximately 45 holders of record.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

We did not have any equity compensation plans or arrangements for any director, officer, employee and/or consultant through December 31, 2020.

Our Board of Directors may adopt an equity compensation plan in the future to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.

Issuer Purchase of Securities

None.

Recent Sales of Unregistered Securities

Common Shares

In February 2021, the Company sold a total of 250,000 common shares at $0.20 per share to one purchaser for a total of $50,000.

There were no other sales of unregistered securities during fiscal year ended December 31, 2020 and to date of this report that were not previously reported.

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

Effective January 1, 2019, we completed an acquisition of Commercial Targa S.A. De C.V. ("Targa"). Targa is located in Tijuana Mexico and produced and sold the NERYS brand of imported California cheese products in Mexico.

The Company created a new subsidiary, BC TEO Foods S.A de C.V., in January 2020, which is operating our cold processing and packaging operations.

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

We will continue to develop our products and services. We expect that expanding co-packing operations will also support production planning, formulation, equipment and supply lead times, testing, validation, branding and sales of new products for a limited regional new product offering in 2021. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials, etc.), retain consultants/staff and provide for other costs of production.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2020 and 2019

During the years ended December 31, 2020 and 2019, the Company had $358,713 and $3,335,815 in sales revenue, respectively. Revenue was reduced by eliminating products that were either unprofitable or could not support the logistical cost of distributing from remote warehouses, effective December 31, 2019. The revenue reduction was partially offset by the licensing and royalty agreement covering the direct sales of the Nerys branded cheese products in Mexico that began on April 1, 2020. During the years ended December 31, 2020 and 2019, the Company had $21,388 and $0 in licensing and royalty revenue, respectively.

During the years ended December 31, 2020 and 2019, we had general and administrative expenses of $186,339 and $384,342, respectively. Payroll expenses were $218,424 and $486,451 during the years ended December 31, 2020 and 2019, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff. Rent and lease expenses were $126,543 and $143,157 for the years ended December 31, 2020 and 2019, respectively. Rent and lease expected to increase in 2021 due to the addition of two new building units in September 2020. Depreciation expenses were $13,034 and $19,676 for the years ended December 31, 2020 and 2019, respectively.

Interest expense was $25,944 and $36,385 for the years ended December 31, 2020 and 2019, respectively. This interest primarily related to notes payable. The decrease was due to notes being satisfied.

The Company's net loss for the years ended December 31, 2020 and 2019 was $631,724 and $254,765, respectively. The primary differences between the years were the recognition of a $222,217 gain on bargain purchase of Targa partially offset by the reduction in revenues. These were supplemented by large reductions in Payroll, G&A, Rent & Lease, Depreciation and Interest Expense offset by other P&L items.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

During the years ended December 31, 2020 and 2019, the Company paid $58,267 and $182,000, respectively, toward the current portion of the license fee payable. During the years ended December 31, 2020 and 2019, we had total assets of $270,480 and $971,394, respectively. During the years ended December 31, 2020 and 2019, we had total liabilities of $1,889,216 and $1,842,029, respectively.

Net cash used in investing activities for the years ended December 31, 2020 and 2019was $25,312 and $26,516, respectively. The amounts are primarily property and equipment purchases.

Net used in financing activities for the years ended December 31, 2020 and 2019 was ($58,767) and ($138,500), respectively. The amounts are primarily payments on license.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2020 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company considers whether a beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note. The BCF of a convertible note is a reduction of the carrying amount of the convertible note, as a debt discount, and is credited to additional paid-in-capital. Such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense. A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of December 31, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2020 and 2019, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive. As of December 31, 2020 and 2019, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,100,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of December 31, 2020 and 2019, common shares outstanding totaled 12,622,245.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TEO Foods Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEO Foods Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue and Allowance for Doubtful Accounts

As described in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. In addition, the Company has balances due related to IVA taxes paid in Mexico that are refundable upon filing returns with supporting documentation to the Mexican tax authorities.

The allowances for doubtful accounts are based on expected collectability of the trade and tax receivables, after considering the Company’s historical collection experience and the length of time an account is outstanding.

3001 N. Rocky Point Dr. East, STE 200 i Tampa, Florida 33607 i 813.367.3527

Royalty Agreement and Impairment of Long-Lived Intangible Assets

The Company entered into an agreement during 2020 where certain fixed assets were transferred to a third-party in exchange for future licensing and royalty fee income. The Company valued the equipment transferred at its net book value, which was estimated to approximate the fair value within reasonable limits. The fair market value could not be readily determined given the condition, age, and lack of market for many of the items. This amount was recorded as a royalty agreement on the consolidated balance sheet with an indefinite life.

In connection with the royalty agreement, the Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment.

Summary

We identified the Company’s estimates of the allowance for doubtful accounts, royalty agreement entered into during 2020 and impairment of the indefinite lived royalty agreement as critical audit matters. The principal considerations for our determination of these critical audit matters related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We evaluated the relevance and the reasonableness of assumptions related to the evaluation of the allowance for doubtful accounts, current economic conditions, and other risk factors used in development of the qualitative factors by comparing these data points to audit evidence gathered.
•	We obtained a listing of the Company’s fixed assets which were transferred in accordance with the royalty agreement and determined the net book value of the assets transferred to be reasonable given the historical cost and accumulated depreciation of the fixed assets at the date of the transaction.
•	We reviewed management’s estimate of the evaluation of possible impairment of the indefinite lived royalty agreement and determined that there was sufficient evidence to support that the royalty agreement was not impaired as of December 31, 2020.

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

Tampa, Florida

March 31, 2021

TEO Foods, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$27,539	$194,864
Accounts receivable , net	28,591	10,463
License and royalty income receivable	7,957	—
Inventories, net	13,386	164,229
Taxes receivable, net	96,321	446,972
Prepaid and other assets	13,301	67,749
Total current assets	187,095	884,277

Property and equipment , net	51,456	87,117
Royalty agreement	31,929	—

Total assets	$270,480	$971,394

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$934,483	$828,755
Related party payables	—	274
License fee payable - related party	634,733	693,000
Notes payable	100,000	100,000
Convertible note payable - current portion	220,000	220,000
Total current liabilities	1,889,216	1,842,029

Total liabilities	1,889,216	1,842,029

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 9,022,900 shares issued
and outstanding	$9,023	$9,023
Common stock , $0.001 par value, 490,000,000
shares authorized,12,622,245 and 12,622,245,
issued and outstanding, respectively	12,623	12,623
Additional paid-in-capital	277,229	277,229
Accumulated deficit	(1,917,183)	(1,285,459)
Other comprehensive income	(428)	115,949
Total stockholders' deficit	(1,618,736)	(870,635)

Total liabilities and stockholders' deficit	$270,480	$971,394

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years ended December 31,
	2020	2019

Sales	$358,713	$3,335,815
Cost of sales	(284,672)	(2,708,317)
Gross profit	74,041	627,498

Operating expense
Payroll	218,424	486,451
General and administrative	186,339	384,342
Rent and lease	126,543	143,157
Professional fees	107,588	93,724
Advertising and marketing	49,489	42,369
Depreciation	13,034	19,676
Total operating expenses	701,417	1,169,719

Operating loss	(627,376)	(542,221)

Other income (expense)
Licensing and royalty income	21,389	—
Interest income	—	6,081
Interest expense	(25,944)	(36,385)
Gain on bargain purchase	—	232,529
Other income	207	85,231
Total other income (expense)	4,348	287,456

Net loss	(631,724)	(254,765)

Foreign currency translation adjustment	(116,377)	115,949
Comprehensive loss	$(748,101)	$(138,816)

Loss per common share -
basic and diluted	$(0.05)	$(0.02)

Weighted average common
shares outstanding - basic and diluted	12,662,245	12,430,122

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2020	2019

Cash flows from operating activities
Net loss	$(631,724)	$(254,765)
Adjustments to reconcile net loss to net
cash used in operations:
Depreciation expense	13,034	19,676
Bad debt expense	186,339	—
Loss of disposal of fixed assets	7,711	—
Gain on bargain purchase	—	(232,529)
Changes in operating assets and liabilities:
Accounts receivable	64,741	(57,089)
License and royalty income receivable	(7,957)	—
Inventories	132,636	221,462
Tax receivable	41,144	113,639
Prepaid and other assets	3,799	—
Accounts payable and accrued expenses	218,769	407,218
Net cash provided (used) in operating activities	28,492	217,612

Cash flows from investing activities
Cash received in Targa acquisition	—	6,504
Purchase of property and equipment	(25,312)	(33,020)
Net cash (used) in investing activities	(25,312)	(26,516)

Cash flows from financing activities
Proceeds from issuance of common stock	—	7,500
Principal reduction in notes payable	—	(34,000)
Proceeds from convertible notes payable	—	120,000
Principal reduction in convertible notes payable	—	(50,000)
Payment of deemed dividend to Teo Inc. for license	(58,267)	(182,000)
Net cash (used) in financing activities	(58,267)	(138,500)

Effect of foreign currency exchange translation	(112,238)	140,129

Net change for period	$(167,325)	$192,725
Cash and cash equivalents at beginning of period	194,864	2,139
Cash and cash equivalents at end of period	$27,539	$194,864

Supplement Information:
Cash paid for:
Interest	$—	$5,394

Non-cash investing and financing activities
Issuance of 2,250,000 common shares in acquisition of Targa	$—	$225,000
Convertible notes issued in acquisition of Targa	$—	$552,000
Cancellation of related party accounts and notes receivable in exchange for cancellation of related party debt	$—	$1,460,035
Property and equipment exchanged for royalty agreement	$31,929	$552,000

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Income	Total

Balance - December 31, 2018	9,022,900	9,023	10,334,745	10,335	47,017	(1,030,694)	—	(964,319)
Stock issued in acquisition of Targa	—	—	2,250,000	2,250	222,750	—	—	225,000
Stock issued for cash	—	—	37,500	38	7,462	—	—	7,500
Foreign currency translation adjustment	—	—	—	—	—	—	115,949	115,949
Net loss	—	—	—	—	—	(254,765)	—	(254,765)
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustment	—	—	—	—	—	—	(116,377)	(116,377)
Net loss	—	—	—	—	—	(631,724)	—	(631,724)
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Foreign Currency Translation

The Company’s subsidiarys’ primary functional currency is the Mexican peso, but it’s reporting currency is the U.S. dollar. The balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at December 31, 2020 and 2019 was approximately, $393,000 and $475,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2020 or 2019. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consist of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of December 31, 2020, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2020 and 2019, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive. As of December 31, 2020 and 2019, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,100,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of December 31, 2020 and 2019, common shares outstanding totaled 12,622,245.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this new guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective January 1, 2019 and elected not to apply the standard to short-term leases. However, there was no impact to the financial statements.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2020 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At December 31, 2020 and, 2019 Inventories were $13,386 and $164,229, respectively, which includes an allowance of $0 and $111,320 for obsolescence and shrinkage as of December 31, 2020 and December 31, 2019, respectively.

NOTE 6 – TAX RECEIVABLES

Tax Receivables represent credits from the Mexican taxing authority. Targa has accumulated IVA tax payments that exceeded its IVA tax liabilities over the past several years. The Company has applied for refunds of these accumulated overpayments and began receiving the first refunds in September of 2019. The tax receivable balance at December 31, 2020 and 2019 of $96,321 and $446,972, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $418,953 and $175,599, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment consisted of the following:

	2020	2019
Furniture and fixtures	$356	$1,810
Machinery and equipment	71,554	65,709
Transportation equipment	12,953	39,274
	84,863	106,793
Less accumulated depreciation	(33,407)	(19,676)
	$51,546	$87,117

Depreciation expense for the years ended December 31, 2020 and 2019 totaled $13,034 and $19,676, respectively. The estimated useful lives of fixed assets range from 3 to 10 years.

NOTE 8 – ROYALTY AND LICENSE AGREEMENT – RELATED PARTY

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the Master Agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2021 and accrue and accept payments due as funds are available. As of December 31, 2020, the Company has paid a total of $365,267 towards the license. TEO Inc. has agreed to extend the start date to January 1, 2022 of the use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2022	$500,000
2023	750,000
2024	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of December 31, 2020, and 2019, the outstanding balance of the license fee payable was $634,733 and $693,000, respectively

NOTE 9 – NOTES PAYABLE

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2020. As of December 31, 2020 and 2019, the outstanding principal balance of the note was $100,000.

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

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in convertible notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019 or the third purchase on June 1, 2019. The purchase provisions of the agreement have expired with only the first purchase executed. The $120,000 note purchased in February can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until June 30, 2019 and then bears 8% interest, if not converted to common stock. The note matured on June 30, 2020.

As of December 31, 2020 and 2019, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at December 31, 2020 and 2019 amounted to $220,000.

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

The provision for Federal income tax consists of the following December 31:

Federal income tax benefit attributable to:	2020	2019
Current Operations	$132,662	$19,182
Less: valuation allowance	(132,662)	(19,182)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2020	2019
Net operating loss carryover	$157,098	$24,436
Less: valuation allowance	(157,098)	(24,436)
Net deferred tax asset	$—	$—

At December 31, 2020, the Company had net operating loss carry forwards of approximately $750,000 that may be offset against future taxable income and begin to expire in 2032. No tax benefit has been reported in the December 31, 2020 and 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As of December 31, 2020, the Company has received a total of $21,389 in licensing and royalty revenue from this agreement.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At December 31, 2020, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $14,000 per month gross with no additional common fees or other charges. The Company paid a total of $126,543 in the year ended December 31, 2020 related to is leases of commercial units in Tijuana.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2020 and 2019, no cash balances exceeded the federally insured limit.

NOTE 16 - SUBSEQUENT EVENTS

Common Shares

In February 2021, the Company sold a total of 250,000 common shares at $0.20 per share to one purchaser for a total of $50,000.

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Jeffrey Mackay	56	CEO, President and Director
John O'Keefe	71	CFO, Treasurer and Director

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

Mr. Mackay is an attorney licensed in California for over 20 years with a practice in Corporate and Securities Law. He transitioned back to solo practice in 2020 due to devoting most of his time to TEO Foods. He has been Of Counsel at Borton Petrini LLP beginning September 2018 and Of Counsel at the firm of Rowe Mullen LLP beginning December 2014. Prior to 2014 he had a solo practice.

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

Compliance with Section 16(A) of the Exchange Act

Not Applicable

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2020 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2020 and 2019.
●	all individuals who served as executive officers of ours at any time during the fiscal years ended December 31, 2020 and 2019 and received annual compensation during the fiscal year ended December 31, 2020 and 2019 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jeffrey Mackay Chief Executive Officer (1)	2020 2019	120,000 20,000	- -	- -	- -	120,000 20,000

John O’Keefe Chief Financial Officer (2)	2020 2019	- -	- -	- -	- -	- -

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

The following table sets forth compensation received by our directors in the fiscal year ended December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2021 , the beneficial ownership of TEO Foods Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person's address is c/o TEO Foods, Inc., Blvd Insurgentes 1980, suite 4-D, Tijuana, BC 22225. Shares of common stock subject to options, warrants, convertible notes or preferred stock currently exercisable or convertible or exercisable or convertible within 60 days after March 31, 2021 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2020 and 2019 were: $28,500, and $38,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2020 and 2019.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2020 and 2019.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2020 and 2019 were $0 and $0.

Audit Committee Pre-Approval Policies

The Board acting as our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2020.  Audit-related fees, tax fees, and all other fees, if any, are approved by the Board.

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

TEO Foods Inc.

March 31, 2021	By:	/s/ Jeffrey Mackay
Jeffery Mackay
Chief Executive Officer
(Principal Executive Officer)

March 31, 2021	By:	/s/John O’Keefe
John O’Keefe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2021	/s/ Jeffrey Mackay
Jeffrey Mackay, Director,
Principal Executive Officer

Date: March 31, 2021	/s/ John O'Keefe
John O'Keefe, Director,
Principal Accounting Officer

