Form 10-Q
period 2021-03-31
TEO FOODS INC
filed 2021-05-24
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2021

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  333-226801

TEO Foods Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Blvd. Insurgentes 19801 unit. 4B

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

As of May 24, 2021, there were 12,872,245 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements March 31, 2021

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$13,618	$27,539
Accounts receivable, net	28,860	28,591
License and royalty income receivable	6,096	7,957
Inventories, net	7,087	13,386
Taxes receivable, net	16,701	96,321
Prepaid and other assets	13,301	13,301
Total current assets	85,663	187,095

Property and equipment, net	48,700	51,456

Royalty Agreement	31,929	31,929

Total assets	$166,292	$270,480

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$108,251	$934,483
License fee payable - related party	632,733	634,733
Notes payable	100,000	100,000
Convertible note payable - current portion	220,000	220,000
Total current liabilities	1,060,984	1,889,216

Total liabilities	1,060,984	1,889,216

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock , $0.001 par value, 490,000,000 shares authorized, 12,872,245 and 12,622,245 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	12,873	12,623
Additional paid -in-capital	1,096,891	277,229
Accumulated deficit	(2,021,225)	(1,917,183)
Other comprehensive income	7,746	(428)
Total stockholders' deficit	(894,692)	(1,618,736)

Total liabilities and stockholders' deficit	$166,292	$270,480

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Sales	$10,050	$191,841
Cost of sales	(3,494)	(169,513)
Gross profit	6,556	22,328

Operating expense
Payroll	11,224	115,789
General and administrative	9,326	29,686
Rent and lease	41,138	22,325
Professional fees	45,000	8,288
Advertising and marketing	—	1,003
Depreciation	2,334	5,663
Total operating expenses	109,022	182,754

Operating loss	(102,466)	(160,426)

Other income (expense)
Licensing and royalty income	6,095	—
Other income	(967)	20,699
Interest expense	(6,704)	(6,423)
Total other (loss) income	(1,576)	14,276

Net (loss) income before income taxes	(104,042)	(146,150)
Income tax expense	—	—
Net (loss) income	(104,042)	(146,150)

Other comprehensive (loss) income
Foreign currency transaction adjustment	(7,746)	(25,751)
Comprehensive income (loss)	$(96,296)	$(171,901)

Earnings (loss) per common share -
Basic and diluted	$(0.01)	$(0.01)
Weighted average common
shares outstanding – basic and diluted	12,715,995	12,430,122

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net loss	$(104,042)	$(146,150)
Adjustments to reconcile net loss to net
Cash used in operations:
Depreciation expense	2,334	5,663
Loss on disposal of fixed assets	(6,409)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,848)	24,498
Related party receivables	—	(19,113)
Royalty and licensing income receivable	1,861	—
Inventories, net	(5,079)	61,538
Tax receivables	—	(3,324)
Prepaid and other assets	—	—
Accounts payable and accrued expenses	58,326	16,745
Net cash (used) in operating activities	(65,857)	(60,143)

Cash flows from investing activities

Purchase of property and equipment	(6,959)	—
Net cash (used) in investing activities	(6,959)	—

Cash flows from financing activities

Proceeds from issuance of common stock	50,000	—
Capital contribution as a result of Targa disposal, net of cash	3,149	—
Payment of deemed dividend to Teo Inc. for license	(2,000)	(15,000)
Net cash provided by (used) in financing activities	51,149	(15,000)

Effect of foreign currency exchange translation	7,746	(21,528)

Net change for period	(13,921)	(96,671)
Cash at beginning of period	27,539	194,864
Cash at end of period	$13,618	$98,193

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Gain(loss)	Total
Three months ended March 31, 2020
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,751)	(25,751)
Net (loss) income	—	—	—	—	—	(146,150)	—	(146,150)
Balance - March 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,431,609)	$90,198	$(1,042,536)

Three months ended March 31, 2021
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Stock issued for cash	—	—	250,000	250	49,750	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	—	7,746	7,746
Net (loss) income	—	—	—	—	—	(104,042)	—	(103,256)
Balance - March 31, 2019	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,021,225)	$7,746	$(894,692)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

In January 2020, the Company created BCTEO Foods S.A. de C.V. (“BC TEO Foods”), a new 100% owned subsidiary in Mexico. BCTEO Foods SA de CV is the operating entity in Mexico and holds all facilities leases.

Effective January 1, 2021, the Company terminated its operation of Commercial Targa S.A. de C.V. (“Targa”) and disposed of it as a subsidiary. The Company determined that the Targa entity was of no functional or economic value and its remaining liabilities exceeded its assets. The Company does not anticipate any material impact to operations resulting from the disposal of the Targa entity. See Note 4.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2020 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at March 31, 2021 and December 31, 2020 was approximately, $0 and $393,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended March 31, 2021 or 2020. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of March 31, 2021, the Company has not recognized any beneficial conversion features on its convertible debt.

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

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time typically upon delivery. The Company primarily sells packaged food products to its customers. The Company’s performance obligation is satisfied when the goods have been delivered, which is at a point in time. The Company provides manufacturing services for packaged food and other products. The Company’s performance obligation is satisfied for services when the services are completed or the related products have been delivered, which is at a point in time. The Company receives revenue from a licensing and royalty agreement and the licensee incurs fees based on their sales to their customers, which occurs when the products are delivered. The Company’s performance obligation related to these agreements is satisfied at the point in time when the products are delivered.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of March 31, 2021, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of March 31, 2021, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 4,710,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2021 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

NOTE 4 – Disposal of Subsidiary Entity

Effective January 1, 2021, the Company terminated of its operation of Targa and disposed of it as a subsidiary as a transfer of the Company owned Targa stock to its CEO. As a result and in consideration, all intercompany balances have been forgiven, waived and released.

The disposal resulted in the removal of the following assets and liabilities from the consolidated balance sheet on the date of disposal:

Cash	$3,149
Accounts Receivable	$12,849
Inventory	$6,006
Intercompany Account	$525,481
Tax Receivable	$84,992
Prepaid and Equipment	$7,381
Payables	$(884,717)

The net liabilities disposed was $244,859 and the intercompany balances forgiven was $525,481.

As this was a transaction between common controlled entities, the Company booked a capital contribution of $770,340 to reflect the disposal of the Targa entity and the forgiveness of the intercompany balance.

NOTE 5 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At March 31, 2021 and December 31, 2020, inventories were $7,087 and $13,386, respectively.

NOTE 6 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to Company to offset future IVA liabilities. The net tax receivable balance at March 31, 2021 and December 31, 2020 of $16,701 and $96,321, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $0 and $418,953, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$—	$356
Machinery and equipment	39,581	71,554
Transportation equipment	12,953	12,953
	52,534	84,863
Less accumulated depreciation	(3,834)	(33,407)
	$48,700	$51,456

Depreciation expense for the three months ended March 31, 2021 and as of December 31, 2020 was $2,334 and $13,034, respectively. The estimated useful lives of fixed assets is 5 years.

NOTE 8 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on September 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2021 and accrue and accept payments due as funds are available. TEO Inc. has agreed to extend the start date to January 1, 2022 of the use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property. The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2022	$500,000
2023	750,000
2024	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of March 31, 2021, and December 31, 2020, the outstanding balance of the license fee payable was $632,733 and $634,733, respectively. For the three months ended March 31, 2021 and 2020, the Company made payments toward the license of $2,000 and $15,000, respectively.

NOTE 9 – NOTES PAYABLE

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2020. As of March 31, 2021, and December 31, 2020, the outstanding principal balance of the note was $100,000.

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

On February 4, 2019, the Company entered into a purchase agreement with one investor for the purchase of up to an aggregate of $350,000 in convertible notes payable in three payments commencing with the first in the amount of $120,000 on February 4, 2019, the second on April 1, 2019 in the amount of $110,000 and the third on June 1, 2019 in the amount of $120,000. The investor did not make the second purchase on April 1, 2019 or the third purchase on June 1, 2019. The purchase provisions of the agreement have expired with only the first purchase executed. The $120,000 note purchased in February can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. The note matured on September 30, 2020.

As of March 31, 2021 and 2020, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at March 31, 2021 and December 31, 2020 amounted to $220,000.

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

The provision for Federal income tax consists of the following March 31, 2021 and 2020:

Federal income tax (expense) benefit attributable to:	March 31, 2021	March 31, 2020
Current Operations	$21,849	$30,692
Less: valuation allowance	(21,849)	(30,692)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	March 31, 2021	December 31, 2020
Net operating loss carryover	$178,947	$157,098
Less: valuation allowance	(178,947)	(157,098)
Net deferred tax asset	$—	$—

At March 31, 2021, the Company had net operating loss carry forwards of approximately $750,000 that may be offset against future taxable income. No tax benefit has been reported in the March 31, 2021 or December 31, 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables may include accrued compensation to officers. As of March 31, 2021, $11,600 was owed to the CEO and $0 at December 31, 2020.

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

As of March 31, 2021, the Company has received a total of $27,485 in licensing and royalty revenue from this agreement.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2021 and December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At March 31, 2021, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $14,000 per month gross with no additional common fees or other charges. The Company paid a total of $41,138 in the three month period ended March 31, 2021 related to the leases of commercial units in Tijuana.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2021 and December 31, 2020, no cash balances exceeded the federally insured limit.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 24, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

The Company created BC TEO Foods S.A de C.V., in January 2020, which is operating new facilities where we have moved our cold processing and packaging equipment. The new facilities have been remodeled for higher productivity and to achieve a high food safety certification in support of access to global markets.

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

The TEO Pasteurizer/Sterilizer is in our Mexico facility for final R&D and validation for production near the processing and packaging operations.

We have begun to develop our co-packing business. We are developing operating capabilities diverse from cheese processing. We have started several new projects which we believe will develop into recurring production orders. Our co-packing business is targeting USA customers for products that will be shipped to the USA.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2021 and 2020

During the three-month periods ended March 31, 2021 and 2020, the Company had $10,050 and $191,841 in sales revenue, respectively. The change was the result of the licensing and royalty agreement where the direct sales of the Nerys branded cheese products in Mexico were transferred. During the three-month periods ended March 31, 2021 and 2020, the Company had $6,095 and $0 in licensing and royalty revenue, respectively. The new production facility became operational in February 2021, additional facilities and equipment are being added to expand production opportunities.

During the three-month periods ended March 31, 2021 and 2020, we had general and administrative expenses of $9,326 and $29,686, respectively. Payroll expenses were $11,224 and $115,789 during the three-month periods ended March 31, 2021 and 2020, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff but are expected to increase as we continue to add production staff for operations in the new facility. Rent and lease expenses were $41,138 and $22,325 for the three-month periods ended March 31, 2021 and 2020, respectively. Rent and lease expected to increase due to the addition of two new building units in September 2020. Depreciation expenses were $2,334 and $5,663 for the three-month periods ended March 31, 2021 and 2020, respectively.

Interest expense was $6,704 and $6,423 for the three-month periods ended March 31, 2021 and 2020, respectively. This interest primarily related to notes payable.

The Company's net loss for the three-month periods ended March 31, 2021 and 2020 was $104,042 and $146,150, respectively. The reductions in losses relates to the elimination of operations and expenses related to products and services that were not profitable.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of March 31, 2021, we had total assets of $166,292 and total liabilities of $1,060,984. As of December 31, 2020, we had total assets of $270,480 and total liabilities of $1,889,126. During the three-month periods ended March 31, 2021 and 2020, the Company paid $2,000 and $15,000, respectively, toward the current portion of the license fee payable.

Net cash used in investing activities for the three-month periods ended March 31, 2021 and 2020 was $6,959 and $0, respectively. Net cash provided and (used) from financing activities for the three-month periods ended March 31, 2021 and 2020 was $51,149 and ($15,000), respectively. The difference is primarily due to sales of equity for the three-month periods ended March 31, 2021 and 2020 of $50,000 and $0, respectively.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2021. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TEO Foods Inc.

Date: May 24, 2021	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: May 24, 2021	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

