Form 10-Q
period 2021-06-30
TEO FOODS INC
filed 2021-08-20
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

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

As of August 19, 2021, there were 12,872,245 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements June 30, 2021

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$4,019	$27,539
Accounts receivable, net	40,867	28,591
License and royalty income receivable	12,959	7,957
Inventories, net	2,128	13,386
Taxes receivable, net	22,584	96,321
Prepaid and other assets	12,718	13,301
Total current assets	95,275	187,095

Property and equipment, net	46,081	51,456

Royalty Agreement	31,929	31,929

Total assets	$173,285	$270,480

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$150,914	$934,483
License fee payable - related party	632,733	634,733
Notes payable	100,000	100,000
Convertible note payable - current portion	282,000	220,000
Total current liabilities	1,165,647	1,889,216

Total liabilities	1,165,647	1,889,216

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock , $0.001 par value, 490,000,000 shares authorized, 12,872,245 and 12,622,245 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12,873	12,623
Additional paid -in-capital	1,096,891	277,229
Accumulated deficit	(2,117,227)	(1,917,183)
Other comprehensive income	6,078	(428)
Total stockholders' deficit	(992,362)	(1,618,736)

Total liabilities and stockholders' deficit	$173,285	$270,480

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020

Sales	$45,531	$294,070	$35,481	$102,229
Cost of sales	(3,051)	(212,891)	443	(43,378)
Gross profit	42,480	81,178	35,924	58,851

Operating expense
Payroll	21,899	139,339	10,675	23,550
General and administrative	19,877	53,552	41,242	19,071
Rent and lease	82,380	41,396	10,551	23,865
Professional fees	112,682	32,755	67,682	24,467
Advertising and marketing	—	1,469	—	466
Depreciation	4,953	7,319	2,619	1,657
Total operating expenses	241,791	275,830	132,769	93,076

Operating loss	(199,311)	(194,651)	(96,845)	(34,225)

Other income (expense)
Licensing and royalty income	12,959	—	6,864	—
Other income (expense)	293	(4,804)	1,260	(25,503)
Interest expense	(13,985)	(12,880)	(7,281)	(6,457)
Total other (loss) income	(733)	(17,684)	843	(31,960)

Net (loss) income before income taxes	(200,044)	(212,335)	(96,002)	(66,185)
Income tax expense	—	—	—	—
Net (loss) income	(200,044)	(212,335)	(96,002)	(66,185)

Other comprehensive (loss) income
Foreign currency transaction adjustment	6,078	115,805	13,824	141,556
Comprehensive income (loss)	$(193,966)	$(96,530)	$(82,178)	75,371

Earnings (loss) per common share -
Basic and diluted	$(0.02)	$(0.02)	$(0.01)	(0.01)
Weighted average common
shares outstanding – basic and diluted	12,794,897	12,662,245	12,872,245	12,662,245

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Net loss	$(200,044)	$(212,335)

Adjustments to reconcile net loss to net Cash used in operations:
Depreciation expense	4,953	7,391

Changes in operating assets and liabilities:
Accounts receivable, net	(25,125)	(96,696)

Royalty and licensing income receivable	(5,002)	(7,802)
Inventories, net	(6,003)	104,560
Tax receivables	—	(92,332)
Prepaid and other assets	583	55,686
Accounts payable and accrued expenses	101,147	(45,289)
Net cash (used) in operating activities	(129,491)	(102,225)

Cash flows from investing activities

Purchase of property and equipment	(6,959)	(3,231)
Net cash (used) in investing activities	(6,959)	(3,231)

Cash flows from financing activities

Proceeds from issuance of promissory notes	62,000	—
Proceeds from issuance of common stock	50,000	—
Capital contribution as a result of Targa disposal, net of cash	(3,149)	—
Payment of deemed dividend to Teo Inc. for license	(2,000)	(30,000)
Net cash provided by (used) in financing activities	106,851	(30,000)

Effect of foreign currency exchange translation	6,079	134,770

Net change for period	(23,520)	(686)
Cash at beginning of period	27,539	194,864
Cash at end of period	$4,019	$194,178

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Gain(loss)	Total
Six months ended June 30, 2020
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,751)	(25,751)
Net (loss) income	—	—	—	—	—	(146,150)	—	(146,150)
Balance - March 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,431,609)	$90,198	$(1,042,536)
Foreign currency translation adjustments	—	—	—	—	—	—	141,556	141,556
Net (loss) income	—	—	—	—	—	(66,185)	—	(66,185)
Balance – June 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,497,794)	$231,754	$(967,165)

Six months ended June 30, 2021
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Stock issued for cash	—	—	250,000	250	49,750	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	—	7,746	7,746
Net (loss) income	—	—	—	—	—	(104,042)	—	(103,256)
Balance March 31, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,021,225)	$7,746	$(894,692)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,668)	(1,668)
Net (loss) income	—	—	—	—	—	(96,002)	—	(96,002)
Balance June 30, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,117,227)	$6,078	$(992,362)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2020 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at June 30, 2021 and December 31, 2020 was approximately, $0 and $393,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended June 30, 2021 or 2020. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of June 30, 2021, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of June 30, 2021, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of June 30, 2021, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 4,710,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2021 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

NOTE 4 – DISPOSAL OF SUBSIDIARY ENTITY

Effective January 1, 2021, the Company terminated its operation of Targa and disposed of it as a subsidiary as a transfer of the Company owned Targa stock to its CEO. As a result and in consideration, all intercompany balances have been forgiven, waived and released.

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

NOTE 5 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At June 30, 2021 and December 31, 2020, inventories were $2,128 and $13,386, respectively.

NOTE 6 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The net tax receivable balance at June 30, 2021 and December 31, 2020 of $22,584 and $96,321, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $0 and $418,953, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$—	$356
Machinery and equipment	39,581	71,554
Transportation equipment	12,953	12,953
	52,534	84,863
Less accumulated depreciation	(6,453)	(33,407)
	$46,081	$51,456

Depreciation expense for the six months ended June 30, 2021 and as of December 31, 2020 was $4,953 and $13,034, respectively. The estimated useful lives of fixed assets is 5 years.

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of June 30, 2021, and December 31, 2020, the outstanding balance of the license fee payable was $632,733 and $634,733, respectively. For the six months ended June 30, 2021 and 2020, the Company made payments toward the license of $2,000 and $15,000, respectively.

NOTE 9 – NOTES PAYABLE

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2021. As of June 30, 2021, and December 31, 2020, the outstanding principal balance of the note was $100,000.

Convertible Note Payable

On June 28, 2018, the Company issued a note for $100,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2021.

On February 4, 2019, the Company issued a note for $120,000. The note bears an 8% interest rate, due at maturity. The note can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. The maturity date of the note is December 31, 2021.

On May 5, 2021, the Company issued a note for $25,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2021.

On June 1, 2021, the Company issued a note for $20,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is June 1, 2022.

On June 2, 2021, the Company issued a note for $17,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2021.

As of June 30, 2021 and 2020, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at June 30, 2021 and December 31, 2020 amounted to $282,000 and $220,000, respectively.

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

The provision for Federal income tax consists of the following June 30, 2021 and 2020:

Federal income tax (expense) benefit attributable to:	June 30, 2021	June 30, 2020
Current Operations	$42,009	$40,383
Less: valuation allowance	(42,009)	(40,383)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	June 30, 2021	December 31, 2020
Net operating loss carryover	$199,107	$157,098
Less: valuation allowance	(199,107)	(157,098)
Net deferred tax asset	$—	$—

At June 30, 2021, the Company had net operating loss carry forwards of approximately $950,000 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2021 or December 31, 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables may include accrued compensation to officers. As of June 30, 2021, $47,600 was owed to the CEO and $0 at December 31, 2020.

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 8.

NOTE 13 –ROYALTY AND LICENSE AGREEMENTS

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

As of June 30, 2021, the Company has received a total of $34,349 in licensing and royalty revenue from this agreement.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2021 and December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At June 30, 2021, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $14,000 per month gross with no additional common fees or other charges. The Company paid a total of $82,380 in the six month period ended June 30, 2021 related to the leases of commercial units in Tijuana.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2021 and December 31, 2020, no cash balances exceeded the federally insured limit.

NOTE 16 - SUBSEQUENT EVENTS

On July 12, 2021, the Company issued a note for $40,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2021.

The Company has evaluated subsequent events for recognition and disclosure through August 19, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of June 30, 2021, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2021 and 2020

During the three-month periods ended June 30, 2021 and 2020, the Company had $35,481 and $102,229 in sales revenue, respectively. The change was the result of the licensing and royalty agreement where the direct sales of the Nerys branded cheese products in Mexico were transferred. During the three-month periods ended June 30, 2021 and 2020, the Company had $6,864 and $0 in licensing and royalty revenue, respectively. The new production facility became operational in February 2021, additional facilities and equipment are being added to expand production opportunities.

During the three-month periods ended June 30, 2021 and 2020, we had general and administrative expenses of $10,551 and $23,865, respectively. Payroll expenses were $10,675 and $23,550 during the three-month periods ended June 30, 2021 and 2020, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff but are expected to increase as we continue to add production staff for operations. Rent and lease expenses were $41,242 and $19,071 for the three-month periods ended June 30, 2021 and 2020, respectively. Rent and lease expenses increased due to the addition of two new building units in September 2020. Depreciation expenses were $2,619 and $1,657 for the three-month periods ended June 30, 2021 and 2020, respectively.

Interest expense was $7,281 and $6,457 for the three-month periods ended June 30, 2021 and 2020, respectively. This interest primarily related to notes payable.

The Company's net loss for the three-month periods ended June 30, 2021 and 2020 was $96,002 and $66,185, respectively. The losses in 2020 benefitted from the elimination of operations and expenses related to products and services that were not profitable. The losses in 2021 were impacted by additional lease expenses and professional fees.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

During the six-month periods ended June 30, 2021 and 2020, the Company had $45,531 and $294,070 in sales revenue, respectively. The change was the result of the licensing and royalty agreement where the direct sales of the Nerys branded cheese products in Mexico were transferred. During the six-month periods ended June 30, 2021 and 2020, the Company had $12,959 and $0 in licensing and royalty revenue, respectively. Revenue increased over the first quarter of 2021 due to expanding production operations. We believe that production opportunities we have been doing pilot runs and product development for will result in our ability to continue to expand operations in the third quarter of 2021.

During the six-month periods ended June 30, 2021 and 2020, we had general and administrative expenses of $19,877 and $23,865, respectively. Payroll expenses were $21,899 and $139,339 during the six-month periods ended June 30, 2021 and 2020, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff but are expected to increase as we continue to add production staff for operations. Rent and lease expenses were $82,380 and $41,396 for the six-month periods ended June 30, 2021 and 2020, respectively. Rent and lease expected to increase due to the addition of two new building units in September 2020. Depreciation expenses were $4,953 and $7,319 for the six-month periods ended June 30, 2021 and 2020, respectively.

Interest expense was $13,985 and $12,880 for the six-month periods ended June 30, 2021 and 2020, respectively. This interest primarily related to notes payable.

The Company's net loss for the six-month periods ended June 30, 2021 and 2020 was $200,044 and $212,335, respectively. The losses in 2020 benefitted from the elimination of operations and expenses related to products and services that were not profitable. The losses in 2021 were impacted by additional lease expenses and professional fees.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of June 30, 2021, we had total assets of $173,285 and total liabilities of $1,165,647. As of December 31, 2020, we had total assets of $270,480 and total liabilities of $1,889,126. During the six-month periods ended June 30, 2021 and 2020, the Company paid $2,000 and $30,000, respectively, toward the current portion of the license fee payable.

Net cash used in investing activities for the six-month periods ended June 30, 2021 and 2020 was $6,959 and $3,231, respectively. Net cash provided and (used) from financing activities for the six-month periods ended June 30, 2021 and 2020 was $106,851 and ($30,000), respectively. The difference is primarily due to sales of equity and the issuance of promissory notes for the six-month periods ended June 30, 2021 and 2020 of $102,000 and $0, respectively.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2021. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: August 20, 2021	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: August 20, 2021	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

