Form 10-Q
period 2021-09-30
TEO FOODS INC
filed 2021-11-19
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  333-226801

TEO Foods Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Blvd. Insurgentes 19801 unit. 4B

Tijuana, B.C. 22225

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

As of November 19, 2021, there were 12,972,329 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements September 30, 2021

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,642	$27,539
Accounts receivable, net	43,479	28,591
License and royalty income receivable	6,712	7,957
Inventories, net	2,060	13,386
Taxes receivable, net	25,762	96,321
Prepaid and other assets	12,310	13,301
Total current assets	106,965	187,095

Property and equipment, net	43,432	51,456
Royalty Agreement	31,929	31,929

Total assets	$182,326	$270,480

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$194,832	$934,483
License fee payable - related party	631,933	634,733
Notes payable	100,000	100,000
Convertible note payable	322,000	220,000
Total current liabilities	1,248,765	1,889,216

Total liabilities	1,248,765	1,889,216

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock , $0.001 par value, 490,000,000 shares authorized, 12,872,245 and 12,622,245 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12,873	12,623
Additional paid-in capital	1,096,891	277,229
Accumulated deficit	(2,191,090)	(1,917,183)
Other comprehensive income	5,864	(428)
Total stockholders' deficit	(1,066,439)	(1,618,736)

Total liabilities and stockholders' deficit	$182,326	$270,480

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020

Sales	$67,047	$322,695	$21,516	$28,625
Cost of sales	(3,300)	(281,415)	(249)	(32,420)
Gross profit	63,747	41,280	21,267	(3,795)

Operating expense
Payroll	33,174	175,833	11,275	36,494
General and administrative	29,587	103,918	9,710	50,366
Rent and lease	118,326	61,622	35,946	20,226
Professional fees	146,227	51,480	33,545	18,725
Advertising and marketing	—	1,507	—	38
Depreciation	7,601	9,769	2,648	2,450
Total operating expenses	334,915	404,129	93,124	128,299

Operating loss	(271,168)	(362,849)	(71,857)	(132,094)

Other income (expense)
Licensing and royalty income	19,611	13,432	6,652	5,630
Other income (expense)	472	(14,236)	179	(1,630)
Interest expense	(22,822)	(19,363)	(8,837)	(6,483)
Total other (expense) income	(2,739)	(20,167)	(2,006)	(2,483)

Net (loss) income before income taxes	(273,907)	(383,016)	(73,863)	(134,577)
Income tax expense	—	—	—	—
Net (loss) income	(273,907)	(383,016)	(73,863)	(134,577)

Other comprehensive (loss) income
Foreign currency transaction adjustment	5,864	81,936	(214)	(33,869)
Comprehensive income (loss)	$(268,043)	$(301,080)	$(74,077)	$(168,446)

Earnings (loss) per common share -
Basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Weighted average common
shares outstanding – basic and diluted	12,820,963	12,622,245	12,715,995	12,622,245

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Net loss	$(273,907)	$(383,016)

Adjustments to reconcile net loss to net Cash used in operations:
Depreciation expense	7,602	9,769
Provision for bad debt	—	(162,903)
Changes in operating assets and liabilities:
Accounts receivable	(27,737)	106,996
Licensing and royalty income receivable	1,245	(5,649)
Inventories	(9,113)	128,856
Tax receivables	—	82,856
Prepaid and other assets	991	55,411
Accounts payable and accrued expenses	145,066	49,280
Net cash (used) in operating activities	(155,853)	(118,400)

Cash flows from investing activities

Purchase of property and equipment	(6,959)	(3,231)
Net cash (used) in investing activities	(6,959)	(3,231)

Cash flows from financing activities

Proceeds from issuance of promissory notes	102,000	—
Proceeds from issuance of common stock	50,000	—
Capital contribution as a result of Targa disposal, net of cash	(3,149)	—
Payment of deemed dividend to Teo Inc. for license	(2,800)	(45,000)
Net cash provided by (used) in financing activities	146,051	(45,000)

Effect of foreign currency exchange translation	5,864	81,936

Net change for period	(10,897)	(84,695)
Cash at beginning of period	27,539	194,864
Cash at end of period	$16,642	$110,169

Supplement Information:
Cash paid for:
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Gain(loss)	Total
Nine months ended September 30, 2020
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,751)	(25,751)
Net (loss) income	—	—	—	—	—	(146,150)	—	(146,150)
Balance - March 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,431,609)	$90,198	$(1,042,536)
Foreign currency translation adjustments	—	—	—	—	—	—	141,556	141,556
Net (loss) income	—	—	—	—	—	(94,289)	—	(94,289)
Balance – June 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,525,898)	$231,754	$(995,269)
Foreign currency translation adjustments	—	—	—	—	—	—	(33,869)	(33,869)
Net (loss) income	—	—	—	—	—	(134,577)	—	(134,577)
Balance - September 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,660,475)	$197,885	$(1,163,715)

Nine months ended September 30, 2021
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Stock issued for cash	—	—	250,000	250	49,750	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	—	7,746	7,746
Net (loss) income	—	—	—	—	—	(104,042)	—	(103,256)
Balance March 31, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,021,225)	$7,746	$(894,692)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,668)	(1,668)
Net (loss) income	—	—	—	—	—	(96,002)	—	(96,002)
Balance June 30, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,117,227)	$6,078	$(992,362)
Foreign currency translation adjustments	—	—	—	—	—	—	(214)	(214)
Net (loss) income	—	—	—	—	—	(73,863)	—	(73,863)
Balance September 30, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,191,090)	$5,864	$(1,066,439)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

In January 2020, the Company created BCTEO Foods S.A. de C.V. (“BC TEO Foods”), a new 100% owned subsidiary in Mexico. BCTEO Foods is the operating entity in Mexico and holds all facilities leases.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2020 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at September 30, 2021 and December 31, 2020 was approximately, $0 and $393,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended September 30, 2021 or 2020. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of September 30, 2021, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of September 30, 2021, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of September 30, 2021, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,610,000 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2021 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – INVENTORY

Inventory consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At September 30, 2021 and December 31, 2020, inventories were $2,060 and $13,386, respectively.

NOTE 6 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The net tax receivable balance at September 30, 2021 and December 31, 2020 of $25,762 and $96,321, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $0 and $418,953, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$—	$356
Machinery and equipment	39,581	71,554
Transportation equipment	12,953	12,953
	52,534	84,863
Less accumulated depreciation	(9,111)	(33,407)
	$43,423	$51,456

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $7,601 and $9,769, respectively. The estimated useful lives of fixed assets is 5 years.

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of September 30, 2021 and December 31, 2020, the outstanding balance of the license fee payable was $631,933 and $634,733, respectively. For the nine months ended September 30, 2021 and 2020, the Company made payments toward the license of $2,800 and $45,000, respectively.

NOTE 9 – NOTES PAYABLE

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2021. As of September 30, 2021, and December 31, 2020, the outstanding principal balance of the note was $100,000.

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

As of September 30, 2021 and 2020, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at September 30, 2021 and December 31, 2020 amounted to $322,000 and $220,000, respectively.

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

The provision for Federal income tax consists of the following September 30, 2021 and 2020:

Federal income tax (expense) benefit attributable to:	September 30, 2021	September 30, 2020
Current Operations	$57,520	$80,433
Less: valuation allowance	(57,520)	(80,433)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	September 30, 2021	December 31, 2020
Net operating loss carryover	$214,618	$157,098
Less: valuation allowance	(214,618)	(157,098)
Net deferred tax asset	$—	$—

At September 30, 2021, the Company had net operating loss carry forwards of approximately $1,024,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2021 or December 31, 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables may include accrued compensation to officers. As of September 30, 2021, $78,100 was owed to the CEO and $0 at December 31, 2020.

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

As of September 30, 2021, the Company has received a total of $41,001 in licensing and royalty revenue from this agreement.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2021 and December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At September 30, 2021, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $14,000 per month gross with no additional common fees or other charges. The Company paid a total of $118,326 in the nine month period ended September 30, 2021 related to the leases of commercial units in Tijuana.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2021 and December 31, 2020, no cash balances exceeded the federally insured limit.

NOTE 16 - SUBSEQUENT EVENTS

In October of 2021, the Company sold a total of 87,212 Common shares to four individuals and an entity at a price of $0.20 per share for total of $17,442 in cash.

The Company has evaluated subsequent events for recognition and disclosure through November 19, 2021 which is the date the consolidated financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of September 30, 2021, the Company has not recognized any beneficial conversion features on its convertible debt.

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

We will continue to develop our products and services. We expect that expanding co-packing operations will also support production planning, formulation, equipment and supply lead times, testing, validation, branding and sales of new products for a limited regional new product offering in 2022. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials, etc.), retain consultants/staff and provide for other costs of production.

We have received equity and debt investments both from insiders and from private investors. As we expand operational activities, we may continue to experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations. There can be no assurance that we will be able to obtain additional financing, if at all, or upon terms that will be acceptable to us.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2021 and 2020

During the three-month period ended September 30, 2021 and 2020, the Company had $21,516 and $28,625 in sales revenue, respectively. During the three-month period ended September 30, 2021 and 2020, the Company had $6,652 and $5,630 in licensing and royalty revenue, respectively. The new production facility became operational in February 2021, additional facilities and equipment are being added to expand production opportunities.

During the three-month period ended September 30, 2021 and 2020, we had general and administrative expenses of $9,710 and $50,366, respectively. Payroll expenses were $11,275 and $36,494 during the three-month period ended September 30, 2021 and 2020, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff but are expected to increase as we continue to add production staff for operations. Rent and lease expenses were $35,946 and $20,226 for the three-month period ended September 30, 2021 and 2020, respectively. Rent and lease expenses increased due to the addition of two new building units in September 2020. Depreciation expenses were $2,648 and $2,450 for the three-month period ended September 30, 2021 and 2020, respectively. Professional fees were $33,545 and $18,725 for the three-month period ended September 30, 2021 and 2020, respectively.

Interest expense was $8,837 and $6,483 for the three-month period ended September 30, 2021 and 2020, respectively. This interest primarily related to notes payable.

The Company's net loss for the three-month period ended September 30, 2021 and 2020 was $73,863 and $134,577, respectively. The losses in 2020 benefitted from the elimination of operations and expenses related to products and services that were not profitable. The losses in 2021 were impacted by additional lease expenses and professional fees.

Results of Operations for the Nine Months Ended June 30, 2021 and 2020

During the nine-month period ended September 30, 2021 and 2020, the Company had $67,047 and $322,695 in sales revenue, respectively. The change was the result of the licensing and royalty agreement where the direct sales of the Nerys branded cheese products in Mexico were transferred. During the nine-month period ended September 30, 2021 and 2020, the Company had $19,611 and $13,432 in licensing and royalty revenue, respectively. Revenue increased over the first quarter of 2021 due to expanding production operations. We believe that production opportunities we have been doing pilot runs and product development for will result in our ability to continue to expand operations.

During the nine-month period ended September 30, 2021 and 2020, we had general and administrative expenses of $29,587 and $103,918, respectively. Payroll expenses were $33,174 and $175,833 during the nine-month period ended September 30, 2021 and 2020, respectively. These expenses were reduced throughout the time between the periods by reducing consultants and administrative staff but are expected to increase as we continue to add production staff for operations. Rent and lease expenses were $118,326 and $61,622 for the nine-month period ended September 30, 2021 and 2020, respectively. Rent and lease increased due to the addition of two new building units in September 2020. Depreciation expenses were $7,601 and $9,769 for the nine-month period ended September 30, 2021 and 2020, respectively. Professional fees were $146,227 and $51,480 for the nine-month period ended September 30, 2021 and 2020, respectively.

Interest expense was $22,822 and $19,363 for the nine-month period ended September 30, 2021 and 2020, respectively. This interest primarily related to notes payable.

The Company's net loss for the nine-month period ended September 30, 2021 and 2020 was $273,907 and $383,016, respectively. The losses in 2020 benefitted from the elimination of operations and expenses related to products and services that were not profitable. The losses in 2021 were impacted by additional lease expenses and professional fees.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of September 30, 2021, we had total assets of $182,326 and total liabilities of $1,248,765. As of December 31, 2020, we had total assets of $270,480 and total liabilities of $1,889,126. During the nine-month period ended September 30, 2021 and 2020, the Company paid $2,800 and $45,000, respectively, toward the current portion of the license fee payable.

Net cash used in investing activities for the nine-month period ended September 30, 2021 and 2020 was $6,959 and $3,231, respectively. Net cash provided and (used) from financing activities for the nine-month period ended September 30, 2021 and 2020 was $146,051 and ($45,000), respectively. The difference is primarily due to sales of equity and the issuance of promissory notes for the nine-month period ended September 30, 2021 and 2020 of $152,000 and $0, respectively.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2021. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In February of 2021, the Company sold a total of 250,000 common shares to an entity at a price of $0.20 per share for total of $50,000 in cash. Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. Transaction was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act. The cash proceeds were used for general corporate purposes.

In October of 2021, the Company sold a total of 87,212 common shares to four individuals and an entity at a price of $0.20 per share for total of $17,442 in cash. Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. Transactions were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act. The cash proceeds were used for general corporate purposes.

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

TEO Foods Inc.

Date: November 19, 2021	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: November 19, 2021	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

