Form 10-Q/A
period 2021-09-30
TEO FOODS INC
filed 2021-12-01
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 1, 2021, there were 12,759,457 shares of the registrant’s common stock outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of TEO Foods Inc. for the quarterly period ended September 30, 2021, filed with the Securities and Exchange Commission on November 19, 2021, is to reflect a cancellation of 200,000 common shares, held by one individual, that occurred in August of 2021.

The related changes were determined not to be material to the unaudited consolidated financial statements but the Company has elected to file this Amendment No. 1 to provide more accurate disclosure related to the outstanding common shares for the quarterly period ended September 30, 2021 and the date of this Amendment No. 1.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way other disclosures made in the original Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements September 30, 2021

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,642	$27,539
Accounts receivable, net	43,479	28,591
License and royalty income receivable	6,712	7,957
Inventories, net	2,060	13,386
Taxes receivable, net	25,762	96,321
Prepaid and other assets	12,310	13,301
Total current assets	106,965	187,095

Property and equipment, net	43,432	51,456
Royalty Agreement	31,929	31,929

Total assets	$182,326	$270,480

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$194,832	$934,483
License fee payable - related party	631,933	634,733
Notes payable	100,000	100,000
Convertible note payable	322,000	220,000
Total current liabilities	1,248,765	1,889,216

Total liabilities	1,248,765	1,889,216

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock , $0.001 par value, 490,000,000 shares authorized, 12,672,245 and 12,622,245 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12,673	12,623
Additional paid-in capital	1,097,091	277,229
Accumulated deficit	(2,191,090)	(1,917,183)
Other comprehensive income	5,864	(428)
Total stockholders' deficit	(1,066,439)	(1,618,736)

Total liabilities and stockholders' deficit	$182,326	$270,480

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020

Sales	$67,047	$322,695	$21,516	$28,625
Cost of sales	(3,300)	(281,415)	(249)	(32,420)
Gross profit	63,747	41,280	21,267	(3,795)

Operating expense
Payroll	33,174	175,833	11,275	36,494
General and administrative	29,587	103,918	9,710	50,366
Rent and lease	118,326	61,622	35,946	20,226
Professional fees	146,227	51,480	33,545	18,725
Advertising and marketing	—	1,507	—	38
Depreciation	7,601	9,769	2,648	2,450
Total operating expenses	334,915	404,129	93,124	128,299

Operating loss	(271,168)	(362,849)	(71,857)	(132,094)

Other income (expense)
Licensing and royalty income	19,611	13,432	6,652	5,630
Other income (expense)	472	(14,236)	179	(1,630)
Interest expense	(22,822)	(19,363)	(8,837)	(6,483)
Total other (expense) income	(2,739)	(20,167)	(2,006)	(2,483)

Net (loss) income before income taxes	(273,907)	(383,016)	(73,863)	(134,577)
Income tax expense	—	—	—	—
Net (loss) income	(273,907)	(383,016)	(73,863)	(134,577)

Other comprehensive (loss) income
Foreign currency transaction adjustment	5,864	81,936	(214)	(33,869)
Comprehensive income (loss)	$(268,043)	$(301,080)	$(74,077)	$(168,446)

Earnings (loss) per common share -
Basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Weighted average common
shares outstanding – basic and diluted	12,722,245	12,622,245	12,715,995	12,622,245

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Net loss	$(273,907)	$(383,016)

Adjustments to reconcile net loss to net Cash used in operations:
Depreciation expense	7,602	9,769
Provision for bad debt	—	(162,903)
Changes in operating assets and liabilities:
Accounts receivable	(27,737)	106,996
Licensing and royalty income receivable	1,245	(5,649)
Inventories	(9,113)	128,856
Tax receivables	—	82,856
Prepaid and other assets	991	55,411
Accounts payable and accrued expenses	145,066	49,280
Net cash (used) in operating activities	(155,853)	(118,400)

Cash flows from investing activities

Purchase of property and equipment	(6,959)	(3,231)
Net cash (used) in investing activities	(6,959)	(3,231)

Cash flows from financing activities

Proceeds from issuance of promissory notes	102,000	—
Proceeds from issuance of common stock	50,000	—
Capital contribution as a result of Targa disposal, net of cash	(3,149)	—
Payment of deemed dividend to Teo Inc. for license	(2,800)	(45,000)
Net cash provided by (used) in financing activities	146,051	(45,000)

Effect of foreign currency exchange translation	5,864	81,936

Net change for period	(10,897)	(84,695)
Cash at beginning of period	27,539	194,864
Cash at end of period	$16,642	$110,169

Supplement Information:
Cash paid for:
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Gain(loss)	Total
Nine months ended September 30, 2020
Balance - December 31, 2019	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustments	—	—	—	—	—	—	(25,751)	(25,751)
Net (loss) income	—	—	—	—	—	(146,150)	—	(146,150)
Balance - March 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,431,609)	$90,198	$(1,042,536)
Foreign currency translation adjustments	—	—	—	—	—	—	141,556	141,556
Net (loss) income	—	—	—	—	—	(94,289)	—	(94,289)
Balance – June 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,525,898)	$231,754	$(995,269)
Foreign currency translation adjustments	—	—	—	—	—	—	(33,869)	(33,869)
Net (loss) income	—	—	—	—	—	(134,577)	—	(134,577)
Balance - September 30, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,660,475)	$197,885	$(1,163,715)

Nine months ended September 30, 2021
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Stock issued for cash	—	—	250,000	250	49,750	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	—	7,746	7,746
Net (loss) income	—	—	—	—	—	(104,042)	—	(103,256)
Balance March 31, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,021,225)	$7,746	$(894,692)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,668)	(1,668)
Net (loss) income	—	—	—	—	—	(96,002)	—	(96,002)
Balance June 30, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,117,227)	$6,078	$(992,362)
Foreign currency translation adjustments	—	—	—	—	—	—	(214)	(214)
Stock cancelled	—	—	(200,000)	(200)	200	—	—	—
Net (loss) income	—	—	—	—	—	(73,863)	—	(73,863)
Balance September 30, 2021	9,022,900	$9,023	12,672,245	$12,673	$1,097,091	$(2,191,090)	$5,864	$(1,066,439)

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

TEO Foods Inc.

Date: December 1, 2021	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: December 1, 2021	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

