Form 10-K
period 2021-12-31
TEO FOODS INC
filed 2022-04-15
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-226801

(Commission file number)

TEO FOODS INC.

 (Exact name of registrant as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Blvd Insurgentes 19801, unit 4-B

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, was $1,032,949.

As of April 15, 2022, there were 13,071,957 shares of the registrant’s common stock outstanding.

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

PART I

Item 1.  Description of Business

General

Teo Foods Inc. ("TEO Foods" or the "Company") produces and sells packaged food and beverage products for retail in the frozen, refrigerated and shelf stable categories. We utilize our production capacities for our own brands and to co-pack for other brands sold domestically and in Mexico. We are also working to commercialize a novel sterilization system for packaged food products that is intended to improve food quality and extended shelf life. We operate from our processing and packaging facilities in Tijuana Mexico.

Effective January 1, 2019, we completed an acquisition of Commercial Targa S.A. De C.V. ("Targa") which included the NERYS line of imported California cheese products sold in major stores such as Wal-Mart, Soriana, Calimax, Smart & Final, OXXO and others. Effective April 1, 2020, we exchanged certain production equipment and facilities and licensed the Nerys brand for cheese products in Mexico. In exchange we receive a royalty on the NERYS cheese products sold in Mexico, a portion of net revenue from all products and five percent of the proceeds of any sale of the business. Effective January 1, 2021, the Company terminated its operation of Commercial Targa S.A. de C.V. (“Targa”) and disposed of it as a subsidiary.

The Company created a new subsidiary, BC TEO Foods S.A de C.V., (“BC TEO”) in January 2020, which is operating new facilities where we have moved our processing and packaging equipment. The new facilities have been remodeled for higher productivity and to achieve a high food safety certification in support of access to global markets. The TEO Pasteurizer/Sterilizer was also transferred to the new facilities for final R&D and validation for production.

We have been working to develop business in the new facilities that is diverse from cheese processing. In March of 2022 we became licensed to produce alcoholic beverages in our Tijuana facility.

Our facility benefits from its close proximity to the California border crossings into San Diego, low labor rates, low commercial lease rates and the ease of manufacturing for export due to the U.S.-Mexico-Canada (USMCA) Trade Agreement. We have reception, conference and administration offices. The combined suites are adjoining with forklift access internally between all 38,000 square feet and truck loading bays.

We will continue to develop our products for placements in Mexico and export to the USA. We believe that expanding our operations to include alcoholic and non-alcoholic beverages will also support the development of trayed meal products for final R&D and validation for production of the TEO Pasteurizer/Sterilizer. This assumes that we are able to secure additional capital to acquire the necessary equipment, supplies and staff.

We will maintain a website located at www.teofoods.com, and electronic copies of our filings with the SEC will be available on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

Product Overview

Our product offering for processing on the TEO Pasteurizer/Sterilizer will be single serve and multi-serve entrees and side dishes focusing on convenience items that drive superior margins.  We will offer varying levels of vegetarian, organic, all natural, ethnic and home-style entrees that command a premium price in the market place.  Each meal will contain a starch and multiple vegetables with an exquisite sauce to compliment the meal.  Sauce quality will help us differentiate our products along with our unique production process. The vegetables will be high quality vegetables such as broccoli florets with no stems.  (Example: Teriyaki Rice Bowl with Vegetables or Home Style Garlic Mashed Potatoes).  The meals will have universal appeal but will also target specific demographic groups such as vegetarians and consumers who value organic meals. This type of product was selected based on current trends, our unique production process and handling requirements needed to process USDA meat components. Secondarily, these products are expected to have higher pricing to consumers which supports the use of high-quality components and the limited initial production throughput.

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

John O'Keefe currently has made available approximately 10% of his time for the business of TEO Foods, Inc. based on the current business needs at this time.

We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

The Company utilizes two staffing agencies in Mexico that currently provide us with staffing as needed for production, warehouse, merchandising and administration. We currently have eight people working in Tijuana. We are planning to bring on additional workers now that we have begun production operations in the new facility.

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

We have configured the entry offices of the center unit as the main entrances for the combined facility with reception, conference and administration offices. The combined facilities are adjoining with forklift access internally between all 38,000 square feet and truck loading bays.

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

Holders

As of the date of this report, an aggregate of 13,071,957 shares of common stock were issued and outstanding and held by approximately 60 holders of record.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

We did not have any equity compensation plans or arrangements for any director, officer, employee and/or consultant through December 31, 2021.

Our Board of Directors may adopt an equity compensation plan in the future to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.

Issuer Purchase of Securities

None.

Recent Sales of Unregistered Securities

Common Shares

In December of 2021, the Company issued a total of 187,500 Common shares to five individuals. These issuances were the result of two noteholders converting $37,500 of principal at a price of $0.20 per share. One of the noteholders directed that a portion of the shares be issued in the names of three of his adult children as gifts. Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. Transaction was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act.

In December of 2021, the Company issued a total of 25,000 Common shares to two individuals at a price of $0.20 per share as compensation for services valued at a total of $5,000. Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. Transaction was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act.

In February and March of 2022, the Company sold a total of 100,000 Common shares to seven individuals at a price of $0.20 per share for total of $20,000 in cash. Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. Transaction was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act. The cash proceeds were used for general corporate purposes.

There were no other sales of unregistered equity securities during fiscal year ended December 31, 2021 and to date of this report that were not previously reported.

Item 6.  [Reserved]

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

In January 2020, the Company created BCTEO Foods S.A. de C.V. (“BC TEO Foods”), a 100% owned subsidiary in Mexico. BCTEO Foods is the operating entity in Mexico and holds all facilities leases.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2021 and 2020

During the years ended December 31, 2021 and 2020, the Company had $64,678 and $358,713 in sales revenue, respectively. Revenue was reduced due to the licensing and royalty agreement covering the direct sales of the Nerys branded cheese products in Mexico that began on April 1, 2020. The revenue reduction was partially offset by the licensing and royalty agreement covering the direct sales of the Nerys branded cheese products in Mexico. During the years ended December 31, 2021 and 2020, the Company had $25,708 and $21,389 in licensing and royalty revenue, respectively.

During the years ended December 31, 2021 and 2020, we had general and administrative expenses of $61,848 and $186,339, respectively. Payroll expenses were $43,556 and $218,424 during the years ended December 31, 2021 and 2020, respectively. These expenses were reduced due to the licensing and royalty agreement covering the direct sales of the Nerys branded cheese products in Mexico. Rent and lease expenses were $147,663 and $126,543 for the years ended December 31, 2021 and 2020, respectively. Rent and lease expected to increase in 2021 due to the addition of two new building units in September 2020. Depreciation expenses were $10,250 and $13,034 for the years ended December 31, 2021 and 2020, respectively.

Interest expense was $32,365 and $25,944 for the years ended December 31, 2021 and 2020, respectively. This interest primarily related to notes payable. The increase was due to new notes issued.

The Company's net loss for the years ended December 31, 2021 and 2020 was $397,253 and $631,724, respectively. The primary differences between the years were the licensing and royalty agreement covering the direct sales of the Nerys branded cheese products in Mexico.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

During the years ended December 31, 2021 and 2020, the Company paid $3,200 and $58,267, respectively, toward the current portion of the license fee payable. During the years ended December 31, 2021 and 2020, we had total assets of $137,622 and $270,480, respectively. During the years ended December 31, 2021 and 2020, we had total liabilities of $1,273,525 and $1,889,216, respectively.

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $6,959 and $25,312, respectively. The amounts are primarily property and equipment purchases.

Net used in financing activities for the years ended December 31, 2021 and 2020 was $221,243 and ($58,767), respectively. The amounts are primarily proceeds from the issuance of common stock.

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

Going Concern

The Company financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2021 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food and beverage products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at December 31, 2021 and December 31, 2020 was approximately, $16,000 and $393,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended December 31, 2021 or 2020. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of December 31, 2021, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2021 and 2020, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive. As of December 31, 2021 and 2020, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,697,500 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of December 31, 2021 and 2020, common shares outstanding totaled 12,971,957 and 12,622,245, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB #3289)

To the Board of Directors and Stockholders of TEO Foods Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEO Foods Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ & Accell Audit Compliance, P.A.

We have served as the Company’s auditor since 2019. Tampa, Florida

April 15, 2022

3001 N. Rocky Point Dr. East Suite 200 i Tampa, Florida 33607 i 813.367.3527

TEO Foods, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$7,555	$27,539
Accounts receivable, net	5,976	28,591
License and royalty income receivable	6,097	7,957
Inventories, net	2,072	13,386
Taxes receivable, net	29,726	96,321
Prepaid and other assets	13,483	13,301
Total current assets	64,909	187,095

Property and equipment , net	40,784	51,456
Royalty agreement	31,929	31,929

Total assets	$137,622	$270,480

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$202,492	$934,483
License fee payable - related party	631,533	634,733
Notes payable	100,000	100,000
Convertible note payable - current portion	339,500	220,000
Total current liabilities	1,273,525	1,889,216

Total liabilities	1,273,525	1,889,216

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	$9,023	$9,023
Common stock , $0.001 par value, 490,000,000 shares authorized,12,971,957 and 12,622,245, issued and outstanding, respectively	12,972	12,623
Additional paid-in-capital	1,156,735	277,229
Accumulated deficit	(2,314,436)	(1,917,183)
Other comprehensive income	(197)	(428)
Total stockholders' deficit	(1,135,903)	(1,618,736)

Total liabilities and stockholders' deficit	$137,622	$270,480

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years ended December 31,
	2021	2020

Sales	$64,678	$358,713
Cost of sales	(3,277)	(284,672)
Gross profit	61,401	74,041

Operating expense
Payroll	43,556	218,424
General and administrative	61,848	186,339
Rent and lease	147,663	126,543
Professional fees	188,553	107,588
Advertising and marketing	—	49,489
Depreciation	10,250	13,034
Total operating expenses	451,870	701,417

Operating loss	(390,469)	(627,376)

Other income (expense)
Licensing and royalty income	25,708	21,389
Interest expense	(32,365)	(25,944)
Other income (expense)	(127)	207
Total other income (expense)	(6,784)	4,348

Net loss	(397,253)	(631,724)

Foreign currency translation adjustment	(197)	(116,377)
Comprehensive loss	$(397,450)	$(748,101)

Loss per common share -
basic and diluted	$(0.03)	$(0.05)

Weighted average common
shares outstanding - basic and diluted	127,284,673	12,662,245

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(397,253)	$(631,724)
Adjustments to reconcile net loss to net
Cash provided (used) in operations:
Depreciation expense	10,250	13,034
Stock compensation expense	5,000	—
Bad debt expense	—	186,339
Loss of disposal of fixed assets	—	7,711
Changes in operating assets and liabilities:
Accounts receivable	9,766	64,741
License and royalty income receivable	1,860	(7,957)
Inventories	5,308	132,636
Tax receivable	(18,397)	41,144
Prepaid and other assets	(182)	3,799
Accounts payable and accrued expenses	149,577	218,769
Net cash provided (used) in operating activities	(234,071)	28,492

Cash flows from investing activities
Purchase of property and equipment	(6,959)	(25,312)
Net cash (used) in investing activities	(6,959)	(25,312)

Cash flows from financing activities
Proceeds from issuance of common stock	67,443	—
Proceeds from convertible notes payable	157,000	—
Payment of deemed dividend to Teo Inc. for license	(3,200)	(58,267)
Net cash (used) in financing activities	221,243	(58,267)

Effect of foreign currency exchange translation	(197)	(112,238)

Net change for period	$(19,984)	$(167,325)
Cash and cash equivalents at beginning of period	27,539	194,864
Cash and cash equivalents at end of period	$7,555	$27,539

Supplement Information:
Cash paid for:
Interest	$—	$—

Non-cash investing and financing activities
Property and equipment exchanged for royalty agreement	$—	$31,929

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Income	Total

Balance - December 31, 2019	9,022,900	9,023	12,622,245	$12,623	$277,229	(1,285,459)	$115,949	$(870,635)
Foreign currency translation adjustment	—	—	—	—	—	—	(116,377)	(116,377)
Net loss	—	—	—	—	—	(631,724)	—	(631,724)
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Sale of common stock	—	—	337,212	337	67,106	—	—	67,443
Conversion of notes	—	—	187,500	187	37,313	—	—	37,500
Stock cancelled	—	—	(200,000)	(200)	200	—	—	—
Compensation common stock	—	—	25,000	25	4,975	—	—	5,000
Foreign currency translation adjustment	—	—	—	—	—	—	(197)	(197)
Net loss	—	—	—	—	—	(397,253)	—	(397,253)
Balance - December 31, 2021	9,022,900	$9,023	12,971,957	$12,972	$1,156,735	$(2,314,436)	$(197)	$(1,135,903)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

In January 2020, the Company created BCTEO Foods S.A. de C.V. (“BC TEO Foods”), a 100% owned subsidiary in Mexico. BCTEO Foods is the operating entity in Mexico and holds all facilities leases.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at December 31, 2021 and December 31, 2020 was approximately, $16,000 and $393,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended December 31, 2021 or 2020. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of December 31, 2021, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2021 and 2020, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive. As of December 31, 2021 and 2020, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,697,500 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of December 31, 2021 and 2020, common shares outstanding totaled 12,971,957 and 12,622,245, respectively.

Leases

The Company adopted ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under ASU 2016-02, the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Accounting Pronouncements Recently Adopted and Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and does not believe any will have a material effect on the Company.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2021 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At December 31, 2021 and, 2020 Inventories were $2,072 and $13,386, respectively.

NOTE 6 – TAX RECEIVABLES

Tax Receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The net tax receivable balance at December 31, 2021 and 2020 of $29,726 and $96,321, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $0 and $418,953, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020, property and equipment consisted of the following:

	2021	2020
Furniture and fixtures	$285	$356
Machinery and equipment	40,387	71,554
Transportation equipment	10,362	12,953
	51,034	84,863
Less accumulated depreciation	(10,250)	(33,407)
	$40,784	$51,546

Depreciation expense for the years ended December 31, 2021 and 2020 totaled $10,250 and $13,034, respectively. The estimated useful lives of fixed assets range from 3 to 10 years.

NOTE 8 – ROYALTY AND LICENSE AGREEMENT – RELATED PARTY

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the Master Agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2021 and accrue and accept payments due as funds are available. As of December 31, 2021, the Company has paid a total of $368,067 towards the license. TEO Inc. has agreed to extend the start date to January 1, 2024 of the use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2024	$500,000
2025	750,000
2026	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of December 31, 2021, and 2020, the outstanding balance of the license fee payable was $631,533 and $634,733, respectively

NOTE 9 – NOTES PAYABLE

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2021. As of December 31, 2021 and 2020, the outstanding principal balance of the note was $100,000, respectively. The note was in default as of December 31, 2021.

Convertible Note Payable

On June 28, 2018, the Company issued a note for $100,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is January 3, 2021. The note was in default as of December 31, 2021.

On February 4, 2019, the Company issued a note for $120,000. The note can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. The maturity date of the note is June 30, 2021. On December 20, 2020, the holder converted $27,500 in principal of this note to 137,500 common shares at $0.20 per share. The note was in default as of December 31, 2021.

On May 5, 2021, the Company issued a note for $25,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2021. The note was in default as of December 31, 2021.

On June 1, 2021, the Company issued a note for $20,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is June 1, 2022. On December 20, 2021, the holder converted $10,000 in principal of this note to 50,000 common shares at $0.20 per share.

On June 2, 2021, the Company issued a note for $17,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2021. The note was in default as of December 31, 2021.

On July 12, 2021, the Company issued a note for $40,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2021. The note was in default as of December 31, 2021.

On November 24, 2021, the Company issued a note for $40,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2022.

As of December 31, 2021 and 2020, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at December 31, 2021 and 2020 amounted to $339,500 and $220,000, respectively.

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

The provision for Federal income tax consists of the following December 31:

Federal income tax benefit attributable to:	2021	2020
Current Operations	$83,423	$132,662
Less: valuation allowance	(83,423)	(132,662)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2021	2020
Net operating loss carryover	$240,521	$157,098
Less: valuation allowance	(240,521)	(157,098)
Net deferred tax asset	$—	$—

At December 31, 2021, the Company had net operating loss carry forwards of approximately $1,147,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2021 and 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As of December 31, 2021, the Company has received a total of $47,097 in licensing and royalty revenue from this agreement.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At December 31, 2020, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $14,000 per month gross with no additional common fees or other charges. The Company paid a total of $147,663 in the year ended December 31, 2021 related to is leases of commercial units in Tijuana.

The leases are short term in nature, the Company is not certain to renew the leases and they have not been accounted for in accordance with ASC 842.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2021 and 2020, no cash balances exceeded the federally insured limit.

NOTE 16 - SUBSEQUENT EVENTS

Common Shares

In February and March of 2022, the Company sold a total of 100,000 Common shares to seven individuals at a price of $0.20 per share for total of $20,000 in cash.

Notes payable

On April 14, 2022, the Company issued a note for $6,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2022.

The Company has evaluated subsequent events for recognition and disclosure through April 15, 2022 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Jeffrey Mackay	57	CEO, President and Director
John O'Keefe	72	CFO, Treasurer and Director

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

He is a highly seasoned senior executive with primary experience in all facets of the energy business. He is an accomplished veteran of running public companies in the US, Canada, and the UK with experience in many parts of the world. O'Keefe sits on the boards of two private corporations. He has been the Managing partner of O'Keefe Capital Partners LP since 2005 consisting of immediate family only.

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

Compliance with Section 16(A) of the Exchange Act

Not Applicable

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2021 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2021 and 2020.
●	all individuals who served as executive officers of ours at any time during the fiscal years ended December 31, 2021 and 2020 and received annual compensation during the fiscal year ended December 31, 2021 and 2020 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jeffrey Mackay Chief Executive Officer (1)	2021 2020	124,000 120,000	- -	- -	- -	124,000 120,000

John O’Keefe Chief Financial Officer (2)	2021 2020	- -	- -	- -	- -	- -

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

The following table sets forth compensation received by our directors in the fiscal year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2022 , the beneficial ownership of TEO Foods Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person's address is c/o TEO Foods, Inc., Blvd Insurgentes 1980, suite 4-B, Tijuana, BC 22225. Shares of common stock subject to options, warrants, convertible notes or preferred stock currently exercisable or convertible or exercisable or convertible within 60 days after April 15, 2022 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Jeffrey H. Mackay (1)	97,566,500	93.7%
John O'Keefe (2)	370,000	*

Officers and Directors as a Group (2 persons)	97,936,500	93.7%

(1)	Includes 6,337,500 shares held directly and 1,000,000 shares held by his spouse. Also includes 90,229,000 shares of common stock that are issuable upon conversion of 9,022,900 preferred shares held by TEO Inc. which are included since he is able to control the voting of those shares.
(2)	Includes 300,000 shares held by O'Keefe Capital Partners, LLP
(*)	Less than 1%.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2021 and 2020 were: $24,000, and $28,500, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2021 and 2020.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2021 and 2020.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2021 and 2020 were $0 and $0.

Audit Committee Pre-Approval Policies

The Board acting as our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2021.  Audit-related fees, tax fees, and all other fees, if any, are approved by the Board.

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

TEO Foods Inc.

April 15, 2022	By:	/s/ Jeffrey Mackay
Jeffery Mackay
Chief Executive Officer
(Principal Executive Officer)

April 15, 2022	By:	/s/John O’Keefe
John O’Keefe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2022	/s/ Jeffrey Mackay
Jeffrey Mackay, Director,
Principal Executive Officer

Date: April 15, 2022	/s/ John O'Keefe
John O'Keefe, Director,
Principal Accounting Officer

