Form 10-Q
period 2022-03-31
TEO FOODS INC
filed 2022-05-20
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

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

N/A N/A  N/A

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

As of May 20, 2022, there were 13,071,957 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements March 31, 2022

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,479	$7,555
Accounts receivable, net	5,886	5,976
License and royalty income receivable	6,907	6,097
Inventories, net	2,131	2,072
Taxes receivable, net	34,578	29,726
Prepaid and other assets	13,585	13,483
Total current assets	64,566	64,909

Property and equipment, net	38,193	40,784
Royalty Agreement	31,929	31,929

Total assets	$134,688	$137,622

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$234,305	$202,492
Related party advances	35,500	—
License fee payable - related party	630,933	631,533
Notes payable	100,000	100,000
Convertible note payable	339,500	339,500
Total current liabilities	1,340,238	1,273,525

Total liabilities	1,340,238	1,273,525

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock , $0.001 par value, 490,000,000 shares authorized, 13,071,957 and 12,971,957 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13,072	12,972
Additional paid-in capital	1,176,635	1,156,735
Accumulated deficit	(2,406,274)	(2,314,436)
Other comprehensive income (loss)	1,994	(197)
Total stockholders' deficit	(1,205,550)	(1,135,903)

Total liabilities and stockholders' deficit	$134,688	$137,622

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Sales	$—	$10,500
Cost of sales	—	(3,494)
Gross profit	—	6,556

Operating expense
Rent and lease	36,902	41,138
Professional fees	32,157	45,000
Payroll	9,376	11,224
General and administrative	7,781	9,326
Depreciation	2,591	2,334
Total operating expenses	88,807	109,022

Operating loss	(88,807)	(102,466)

Other income (expense)
Licensing and royalty income	6,787	6,095
Other income (expense)	(467)	(967)
Interest expense	(9,351)	(6,704)
Total other (expense) income	(3,031)	(1,576)

Net (loss) income before income taxes	(91,838)	(104,042)
Income tax expense	—	—
Net (loss) income	(91,838)	(104,042)

Other comprehensive (loss) income
Foreign currency transaction adjustment	2,191	7,746
Comprehensive income (loss)	$(89,647)	$(96,296)

Earnings (loss) per common share -
Basic and diluted	$(0.01)	$(0.01)
Weighted average common
shares outstanding – basic and diluted	12,856,494	12,715,995

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net loss	$(91,838)	$(104,042)

Adjustments to reconcile net loss to net Cash used in operations:
Depreciation expense	2,591	2,334
Disposal of fixed assets	—	(6,409)
Changes in operating assets and liabilities:
Accounts receivable	90	(12,848)
Licensing and royalty income receivable	(810)	1,861
Inventories	(59)	(5,079)
Tax receivables	(4,852)	—
Prepaid and other assets	(102)	—
Accounts payable and accrued expenses	31,813	58,326
Net cash (used) in operating activities	(63,167)	(65,857)

Cash flows from investing activities

Purchase of property and equipment	—	(6,959)
Net cash (used) in investing activities	—	(6,959)

Cash flows from financing activities

Proceeds from related party advances	35,500	—
Proceeds from issuance of common stock	20,000	50,000
Capital contribution as a result of Targa disposal, net of cash	—	3,149
Payment of deemed dividend to Teo Inc. for license	(600)	(2,000)
Net cash provided by (used) in financing activities	54,900	51,149

Effect of foreign currency exchange translation	2,191	7,746

Net change for period	(6,076)	(13,921)
Cash and Cash Equivalents at beginning of period	7,555	27,539
Cash and Cash Equivalents at end of period	$1,479	$13,618

Supplement Information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income(loss)	Total
Three months ended March 31, 2021
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Stock issued for cash	—	—	250,000	250	49,750	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	—	7,746	7,746
Net (loss) income	—	—	—	—	—	(104,042)	—	(103,256)
Balance March 31, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,021,225)	$7,746	$(894,692)

Three months ended March 31, 2022
Balance - December 31, 2021	9,022,900	$9,023	12,971,957	$12,972	$1,156,735	$(2,314,436)	$(197)	$(1,135,903)
Stock issued for cash	—	—	100,000	100	19,900	—	—	20,000
Foreign currency translation adjustments	—	—	—	—	—	—	2,191	2,191
Net (loss) income	—	—	—	—	—	(91,838)	—	(91,838)
Balance March 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,406,274)	$1,994	$(1,205,550)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2022 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 was approximately $16,000.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended March 31, 2022 or 2021. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of March 31, 2022, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of March 31, 2022, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of March 31, 2022, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,697,500 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2022 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – INVENTORY

Inventory consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At March 31, 2022 and December 31, 2021, inventories were $2,131 and $ 2,072, respectively.

NOTE 6 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The tax receivable balance at March 31, 2022 and December 31, 2021 was $34,578 and $29,726, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$285	$285
Machinery and equipment	40,387	40,387
Transportation equipment	10,362	10,362
	51,034	51,034
Less accumulated depreciation	(12,841)	(10,250)
	$38,193	$40,784

Depreciation expense for the three months ended March 31, 2022 and 2021 was $2,591 and $2,334, respectively. The estimated useful lives of fixed assets is 5 years.

NOTE 8 – ROYALTY AND LICENSE AGREEMENT

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the master agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2023 and accrue and accept payments due as funds are available. TEO Inc. has agreed to extend the start date to January 1, 2024 of the use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property. The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2024	$500,000
2025	750,000
2026	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of March 31, 2022 and December 31, 2021, the outstanding balance of the license fee payable was $630,933 and $631,533, respectively. For the three months ended March 31, 2022 and 2021, the Company made payments toward the license of $600 and $2,000, respectively.

NOTE 9 – NOTES PAYABLE

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2022. As of March 31, 2022, and December 31, 2021, the outstanding principal balance of the note was $100,000.

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

On February 4, 2019, the Company issued a note for $120,000. The note can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. The maturity date of the note is December 31, 2022.

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

On June 1, 2021, the Company issued a note for $20,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is June 1, 2022. On December 20, 2021, the holder converted $10,000 in principal of this note to 50,000 common shares at $ 0.20 per share.

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

As of March 31, 2022 and 2021, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at March 31, 2022 and December 31, 2021 amounted to $339,500.

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

The provision for Federal income tax consists of the following March 31, 2022 and 2021:

Federal income tax (expense) benefit attributable to:	March 31, 2022	March 31, 2021
Current Operations	$19,260	$21,849
Less: valuation allowance	(19,260)	(21,849)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	March 31, 2022	December 31, 2021
Net operating loss carryover	$259,519	$240,521
Less: valuation allowance	(259,519)	(240,521)
Net deferred tax asset	$—	$—

At March 31, 2022, the Company had net operating loss carry forwards of approximately $1,236,000 that may be offset against future taxable income. No tax benefit has been reported in the March 31, 2022 or December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables may include accrued compensation to officers. Accrued fees for services owed to the CEO as of March 31, 2022 and December 31, 2021 was $116,600 and $85,100, respectively, and are included within accounts payable and accrued expenses on the consolidated balance sheets. Cash advances made by the CEO as of March 31, 2022 and December 31, 2021 was $35,500 and $0, respectively.

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

The Company has received licensing and royalty revenue from this agreement for the three month period ended March 31, 2022 and 2021 totaling $6,787 and $6,095, respectively.

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the balance sheet.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2022 and December 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At March 31, 2022, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $14,500 per month gross with no additional common fees or other charges. The Company paid a total of $36,902 and $41,138 during the three month period ended March 31, 2022 and 2021, respectively, related to the leases of commercial units in Tijuana.

NOTE 15 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2022 and December 31, 2021, no cash balances exceeded the federally insured limit.

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

The Company has evaluated subsequent events for recognition and disclosure through May 20, 2021 which is the date the consolidated financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and the related notes thereto. The Management's Discussion and Analysis may contain “forward-looking statements.” Any statements that are not statements of historical fact are forward-looking statements.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified the following accounting policies that we believe are key to an understanding of our consolidated financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of March 31, 2022, the Company has not recognized any beneficial conversion features on its convertible debt.

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

In January 2020, the Company created BCTEO Foods S.A. de C.V. (“BC TEO Foods”), a 100% owned subsidiary in Mexico. BCTEO Foods is the operating entity in Mexico and holds all facilities leases..

Effective January 1, 2021, the Company terminated its operation of Commercial Targa S.A. de C.V. (“Targa”) and disposed of it as a subsidiary. The Company determined that the Targa entity was of no functional or economic value and its remaining liabilities exceeded its assets. The Company does not anticipate any material impact to operations resulting from the disposal of the Targa entity.

In March 2022, we received initial licensing in Mexico to produce alcohol in our Tijuana facilities. We are currently able to produce and export alcoholic beverages produced in our facility. We are in the process of completing licensing that will allow us to distribute and sell throughout Mexico. We believe that the addition of alcoholic and non-alcoholic beverages to our capabilities will expand our opportunities in the USA and Mexico.

In May 2022, we licensed the Nerys Brand for products sold outside Mexico to an international distributor of a variety of meat, fish, cheese and other food products throughout the USA, south and central America. In exchange we will receive a royalty on the NERYS branded products sold outside of Mexico and will be the supplier of these branded products.

We will continue to develop our products and services. We will continue to pursue co-packing opportunities to support production planning, formulation, equipment acquisition, testing, validation, branding and sales of new products. This assumes that we are able to secure additional capital to purchase the necessary equipment, supplies (trays, film, carton/print materials, etc.), retain consultants/staff and provide for other costs of production.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 and 2021

During the three-month periods ended March 31, 2022 and 2021, the Company had $0 and $10,050 in sales revenue, respectively. During the three-month periods ended March 31, 2022 and 2021, the Company had $6,787 and $6,095 in licensing and royalty revenue, respectively. We have run several pilot runs for co-packing opportunities but those projects have not yet resulted in larger production contracts. We are now refocusing on establishing distribution relationships and providing our own products through those established channels and seek co-packing opportunity from more established brands. We expect sales to develop from a new licensing and distribution agreement for Nerys branded food products outside Mexico. We believe there is opportunity with placements of alcoholic beverages including brewed and distilled products at locations where the Nerys branded products are distributed.

During the three-month periods ended March 31, 2022 and 2021, we had general and administrative expenses of $7,781 and $9,326, respectively. Payroll expenses were $9,376 and $11,224 during the three-month periods ended March 31, 2022 and 2021, respectively. These expenses remain stable at our current level of operations but are expected to increase as we add production staff for operations. Rent and lease expenses were $36,902 and $41,138 for the three-month periods ended March 31, 2022 and 2021, respectively. Rent and lease expenses remain relatively stable. Depreciation expenses were $2,591 and $2,334 for the three-month period ended March 31, 2022 and 2021, respectively. Professional fees were $32,157 and $45,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

Interest expense was $9,351 and $6,704 for the three-month periods ended March 31, 2022 and 2021, respectively. This interest is primarily related to notes payable.

The Company's comprehensive loss for the three-month periods ended March 31, 2022 and 2021 was $89,647 and $96,296, respectively. The losses remained consistent between the periods due to the level of operations being consistent.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of March 31, 2022, we had total assets of $134,688 and total liabilities of $1,340,238. As of December 31, 2021, we had total assets of $137,622 and total liabilities of $1,273,525. During the three-month periods ended March 31, 2022 and 2021, the Company paid $600 and $2,000, respectively, toward the current portion of the license fee payable.

Net cash used in investing activities for the three-month periods ended March 31, 2022 and 2021 was $0 and $6,959, respectively. Net cash provided from financing activities for the three-month periods ended March 31, 2022 and 2021 was $54,900 and 51,149, respectively. The cash provided was primarily due to sales of equity and debt financing for the three-month periods ended March 31, 2022 and 2021 of $55,500 and $50,000, respectively.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of March 31, 2022. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TEO Foods Inc.

Date: May 20, 2022	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: May 20, 2022	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

