Form 10-Q
period 2022-06-30
TEO FOODS INC
filed 2022-08-19
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022

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

As of August 19, 2022, there were 13,071,957 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements June 30, 2022

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$222	$7,555
Accounts receivable, net	10,058	5,976
License and royalty income receivable	—	6,097
Inventories, net	2,113	2,072
Taxes receivable, net	37,194	29,726
Prepaid and other assets	13,440	13,483
Total current assets	63,027	64,909

Property and equipment, net	35,574	40,784
Royalty agreement	—	31,929

Total assets	$98,601	$137,622

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$302,669	$202,492
Related party advances	64,400	—
License fee payable - related party	630,233	631,533
Notes payable	100,000	100,000
Convertible note payable	345,500	339,500
Total current liabilities	1,442,802	1,273,525

Total liabilities	1,442,802	1,273,525

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock, $0.001 par value, 490,000,000 shares authorized, 13,071,957 and 12,971,957 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13,072	12,972
Additional paid-in capital	1,176,635	1,156,735
Accumulated deficit	(2,541,881)	(2,314,436)
Other comprehensive income (loss)	(1,050)	(197)
Total stockholders' deficit	(1,344,201)	(1,135,903)

Total liabilities and stockholders' deficit	$98,601	$137,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales	$10,519	$35,481	$10,519	$45,531
Cost of sales	—	443	—	(3,051)
Gross profit	10,519	35,924	10,519	42,480

Operating expense
Payroll	7,440	10,675	16,816	21,899
General and administrative	4,426	10,551	12,207	19,877
Rent and lease	42,423	41,242	79,325	82,380
Professional fees	50,207	67,682	82,364	112,682
Depreciation	2,619	2,619	5,210	4,953
Total operating expenses	107,115	132,769	195,922	241,791

Operating loss	(96,596)	(96,845)	(185,403)	(199,311)

Other income (expense)
Licensing and royalty income	—	6,864	6,787	12,959
Loss on Royalty Agreement	(31,929)	—	(31,929)	—
Other income (expense)	2,413	1,260	1,946	293
Interest expense	(9,495)	(7,281)	(18,846)	(13,985)
Total other (loss) income	(39,011)	843	(42,042)	(733)

Net (loss) income before income taxes	(135,607)	(96,002)	(227,445)	(200,044)
Income tax expense	—	—	—	—
Net (loss) income	(135,607)	(96,002)	(227,445)	(200,044)

Other comprehensive (loss) income
Foreign currency transaction adjustment	3,044	13,824	(853)	6,078
Comprehensive income (loss)	$(138,651)	$(82,178)	$(228,298)	$(193,966)

Earnings (loss) per common share -
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common
shares outstanding – basic and diluted	13,071,957	12,827,245	13,071,957	12,794,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Net loss	$(227,445)	$(200,044)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	5,210	4,953
Loss on royalty agreement	31,929	—
Changes in operating assets and liabilities:
Accounts receivable	(4,082)	(25,125)
Licensing and royalty income receivable	6,097	(5,002)
Inventories	(41)	(6,003)
Tax receivables	(7,468)	—
Prepaid and other assets	43	583
Accounts payable and accrued expenses	100,177	101,147
Net cash (used) in operating activities	(95,580)	(129,491)

Cash flows from investing activities
Purchase of property and equipment	—	(6,959)
Net cash (used) in investing activities	—	(6,959)

Cash flows from financing activities

Proceeds from related party advances	64,400	—
Proceeds from issuance of promissory notes	6,000	62,000
Proceeds from issuance of common stock	20,000	50,000
Capital contribution as a result of Targa disposal, net of cash	—	(3,149)
Payment of deemed dividend to Teo Inc. for license	(1,300)	(2,000)
Net cash provided by (used) in financing activities	89,100	106,851

Effect of foreign currency exchange translation	(853)	6,079

Net change for period	(7,333)	(23,520)
Cash and Cash Equivalents at beginning of period	7,555	27,539
Cash and Cash Equivalents at end of period	$222	$4,019

Supplement Information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income(loss)	Total
Six months ended June 30, 2021
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Stock issued for cash	—	—	250,000	250	49,750	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	—	7,746	7,746
Net (loss) income	—	—	—	—	—	(104,042)	—	(104,042)
Balance March 31, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,021,225)	$7,746	$(894,692)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,668)	(1,668)
Net (loss) income	—	—	—	—	—	(96,002)	—	(96,002)
Balance June 30, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,117,227)	$6,078	$(992,362)

Six months ended June 30, 2022
Balance - December 31, 2021	9,022,900	$9,023	12,971,957	$12,972	$1,156,735	$(2,314,436)	$(197)	$(1,135,903)
Stock issued for cash	—	—	100,000	100	19,900	—	—	20,000
Foreign currency translation adjustments	—	—	—	—	—	—	2,191	2,191
Net (loss) income	—	—	—	—	—	(91,838)	—	(91,838)
Balance March 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,406,274)	$1,994	$(1,205,550)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,044)	(3,044)
Net (loss) income	—	—	—	—	—	(135,607)	—	(135,607)
Balance June 30, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,541,881)	$(1,050)	$(1,344,201)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2021 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at June 30, 2022 and December 31, 2021 was approximately $16,000.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended June 30, 2022 or 2021. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of June 30, 2022, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of June 30, 2022, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of June 30, 2022 and 2021, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,697,500 and 4,710,000 common shares, respectively, were excluded from the calculation of loss per common share as the notes are anti-dilutive.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2022 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The tax receivable balance at June 30, 2022 and December 31, 2021 was $37,194 and $29,726, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

At June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$285	$285
Machinery and equipment	40,387	40,387
Transportation equipment	10,362	10,362
	51,034	51,034
Less accumulated depreciation	(15,460)	(10,250)
	$35,574	$40,784

Depreciation expense for the six months ended June 30, 2022 and 2021 was $5,210 and $4,953, respectively. Depreciation expense for the three months ended June 30, 2022 and 2021 was $2,619 and $2,619, respectively. The estimated useful lives of fixed assets is 5 years.

NOTE 7 – ROYALTY AND LICENSE AGREEMENTS

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of June 30, 2022 and December 31, 2021, the outstanding balance of the license fee payable was $630,233 and $631,533, respectively. For the six months ended June 30, 2022 and 2021, the Company made payments toward the license of $1,300 and $2,000, respectively.

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

The Company valued the royalty agreement at the book value of the assets transferred of $31,929, which approximates the fair value and is recorded as an intangible asset on the consolidated balance sheets as of December 31, 2021.

On June 7, 2022, the facility used by the licensee was destroyed in a fire. The licensee has informed the Company that its insurance will not pay the loss and as a result is closing all of its business operations. Pursuant to the agreement all rights to the NERYS cheese products sold in Mexico revert back to the Company and it is evaluating the economic viability of resuming fulfillment of the retail placements in Mexico.

As a result, the Company has written off the value of the royalty agreement during the six-month period ended June 30, 2022 totaling $31,929.

NOTE 8 – NOTES PAYABLE

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2022. As of June 30, 2022, and December 31, 2021, the outstanding principal balance of the note was $100,000.

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

On February 4, 2019, the Company issued a note for $120,000. The note can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. The maturity date of the note is December 31, 2022. In December of 2021 a total of $27,500 of the principle was converted to 137,500 common shares at $0.20 resulting in the outstanding principal of the note being $92,500.

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

On June 1, 2021, the Company issued a note for $20,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is June 1, 2022. On December 20, 2021, the holder converted $10,000 in principal of this note to 50,000 common shares at $ 0.20 per share resulting in the outstanding principal of the note being $10,000.

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

As of June 30, 2022 and 2021, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at June 30, 2022 and December 31, 2021 amounted to $345,500 and $339,500, respectively.

NOTE 9 – EQUITY

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

NOTE 10 - INCOME TAXES

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

The provision for Federal income tax consists of the following June 30, 2022 and 2021:

Federal income tax (expense) benefit attributable to:	June 30, 2022	June 30, 2021
Current Operations	$48,357	$42,009
Less: valuation allowance	(48,357)	(42,009)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	June 30, 2022	December 31, 2021
Net operating loss carryover	$185,403	$240,521
Less: valuation allowance	(185,403)	(240,521)
Net deferred tax asset	$—	$—

At June 30, 2022, the Company had net operating loss carry forwards of approximately $1,332,600 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2022 or December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables may include accrued compensation to officers. Accrued fees for services owed to the CEO as of June 30, 2022 and December 31, 2021 was $148,100 and $85,100, respectively, and are included within accounts payable and accrued expenses on the consolidated balance sheets. Cash advances made by the CEO as of June 30, 2022 and December 31, 2021 was $64,400 and $0, respectively.

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 8.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2022 and December 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

At June 30, 2022, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are twelve-month leases with option to renew for additional twelve-month periods. The total rents are approximately $14,500 per month gross with no additional common fees or other charges. The Company paid a total of $79,325 and $82,380 during the six-month period ended June 30, 2022 and 2021, respectively, related to the leases of commercial units in Tijuana. The Company paid a total of $42,423 and $10,551 during the three-month period ended June 30, 2022 and 2021, respectively, related to the leases of commercial units in Tijuana.

NOTE 13 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2022 and December 31, 2021, no cash balances exceeded the federally insured limit.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 19, 2022 which is the date the consolidated financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of June 30, 2022, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2022 and 2021

During the three-month periods ended June 30, 2022 and 2021, the Company had $10,519 and $35,481 in sales revenue, respectively. During the three-month periods ended June 30, 2022 and 2021, the Company had $0 and $6,864 in licensing and royalty revenue, respectively. The licensing and royalty revenue for Mexico terminated this quarter due to a fire in the licensee’s facility, we were notified that they have discontinued operations. We have run several pilot runs for co-packing opportunities, but those projects have not yet resulted in larger production contracts. We are focusing on establishing distribution relationships and providing our own products through those channels. We are also seeking co-packing opportunities from established brands. We expect sales to develop from a new licensing and distribution agreement for Nerys branded food products outside Mexico. We believe there is opportunity with placements of alcoholic beverages including brewed and distilled products at locations where the Nerys branded products are distributed.

During the three-month periods ended June 30, 2022 and 2021, we had general and administrative expenses of $4,426 and $10,551, respectively. Payroll expenses were $7,440 and $10,675 during the three-month periods ended June 30, 2022 and 2021, respectively. These expenses remain stable at our current level of operations but are expected to increase as we add production staff for operations. Rent and lease expenses were $42,423 and $41,242 for the three-month periods ended June 30, 2022 and 2021, respectively. Rent and lease expenses remain relatively stable. Depreciation expenses were $2,619 and $2,619 for the three-month period ended June 30, 2022 and 2021, respectively. Professional fees were $50,207 and $67,682 for the three-month periods ended June 30, 2022 and 2021, respectively.

Interest expense was $9,495 and $7,281 for the three-month periods ended June 30, 2022 and 2021, respectively. This interest is primarily related to notes payable.

The Company's comprehensive loss for the three-month periods ended June 30, 2022 and 2021 was $138,651 and $82,178, respectively. The loss increased primarily due to the $31,929 write off resulting from the termination of the royalty agreement.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

During the six-month periods ended June 30, 2022 and 2021, the Company had $10,519 and $45,531 in sales revenue, respectively. During the six-month periods ended June 30, 2022 and 2021, the Company had $6,787 and $12,959 in licensing and royalty revenue, respectively.

During the six-month periods ended June 30, 2022 and 2021, we had general and administrative expenses of $12,207 and $19,877, respectively. Payroll expenses were $16,816 and $21,899 during the six-month periods ended June 30, 2022 and 2021, respectively. Rent and lease expenses were $79,325 and $82,380 for the six-month periods ended June 30, 2022 and 2021, respectively. Depreciation expenses were $5,210 and $4,953 for the six-month period ended June 30, 2022 and 2021, respectively. Professional fees were $82,364 and $112,682 for the six-month periods ended June 30, 2022 and 2021, respectively.

Interest expense was $18,846 and $13,985 for the six-month periods ended June 30, 2022 and 2021, respectively. This interest is primarily related to notes payable.

The Company's comprehensive loss for the six-month periods ended June 30, 2022 and 2021 was $228,298 and $193,966, respectively.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of June 30, 2022, we had total assets of $98,601 and total liabilities of $1,442,802. As of December 31, 2021, we had total assets of $137,622 and total liabilities of $1,273,525. During the six-month periods ended June 30, 2022 and 2021, the Company paid $1,300 and $2,000, respectively, toward the current portion of the license fee payable. The loss of assets was primarily due to the $31,929 write off resulting from the termination of the royalty agreement.

Net cash used in investing activities for the six-month periods ended June 30, 2022 and 2021 was $0 and $6,959, respectively. Net cash provided from financing activities for the six-month periods ended June 30, 2022 and 2021 was $89,100 and $106,851, respectively. The cash provided for the six-month period ended June 30, 2022 was primarily as loans from our CEO of $64,400. The cash provided for the six-month period ended June 30, 2021 was primarily from the sale of common stock of $50,000 and debt of $62,000.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2022. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

  No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: August 19, 2022	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: August 19, 2022	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

