Form 10-Q
period 2022-09-30
TEO FOODS INC
filed 2022-11-14
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 13,071,957 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements September 30, 2022

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,677	$7,555
Accounts receivable, net	25,545	5,976
License and royalty income receivable	—	6,097
Inventories, net	2,113	2,072
Taxes receivable, net	37,923	29,726
Prepaid and other assets	13,580	13,483
Total current assets	81,838	64,909

Property and equipment, net	32,926	40,784
Royalty agreement	—	31,929

Total assets	$114,764	$137,622

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$338,767	$202,492
Related party advances	111,221	—
License fee payable - related party	629,833	631,533
Notes payable	100,000	100,000
Convertible note payable	345,500	339,500
Total current liabilities	1,525,321	1,273,525

Total liabilities	1,525,321	1,273,525

Commitments and contingencies (Note 12)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock, $0.001 par value, 490,000,000 shares authorized, 13,071,957 and 12,971,957 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13,072	12,972
Additional paid-in capital	1,176,635	1,156,735
Accumulated deficit	(2,608,313)	(2,314,436)
Accumulated other comprehensive income (loss)	(974)	(197)
Total stockholders' deficit	(1,410,557)	(1,135,903)

Total liabilities and stockholders' deficit	$114,764	$137,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales	$49,516	$21,516	$60,035	$67,047
Cost of sales	—	(249)	—	(3,300)
Gross profit	49,516	21,267	60,035	63,747

Operating expense
Payroll	1,148	11,275	17,964	33,174
General and administrative	10,665	9,710	22,862	29,587
Rent and lease	38,390	35,946	117,715	118,326
Professional fees	40,076	33,545	122,440	146,227
Depreciation	2,648	2,648	7,858	7,601
Total operating expenses	92,917	93,124	288,839	334,915

Operating loss	(43,401)	(71,857)	(228,804)	(271,168)

Other income (loss)
Licensing and royalty income	—	6,652	6,787	19,611
Loss on Royalty Agreement	—	—	(31,929)	—
Other income (expense)	(13,465)	179	(11,519)	472
Interest expense	(9,566)	(8,837)	(28,412)	(22,822)
Total other (loss) income	(23,031)	(2,006)	(65,073)	(2,739)

Net (loss) income before income taxes	(66,432)	(73,863)	(293,877)	(273,907)
Income tax expense	—	—	—	—
Net (loss) income	(66,432)	(73,863)	(293,877)	(273,907)

Other comprehensive (loss) income
Foreign currency transaction adjustment	76	(214)	(777)	5,864
Comprehensive income (loss)	$(66,356)	$(74,077)	$(294,654)	$(268,043)

Earnings (loss) per common share -
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common
shares outstanding – basic and diluted	13,071,957	12,715,995	13,046,957	12,722,245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Net loss	$(293,877)	$(273,907)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	7,858	7,602
Loss on royalty agreement	31,929	—
Bad debt	6,037	—
Changes in operating assets and liabilities:
Accounts receivable	(25,606)	(27,737)
Licensing and royalty income receivable	6,097	1,245
Inventories	(41)	(9,113)
Tax receivable	(8,197)	—
Prepaid and other assets	(97)	991
Accounts payable and accrued expenses	136,275	145,066
Net cash (used) in operating activities	(139,622)	(155,853)

Cash flows from investing activities
Purchase of property and equipment	—	(6,959)
Net cash (used) in investing activities	—	(6,959)

Cash flows from financing activities
Proceeds from related party advances	111,221	—
Proceeds from issuance of promissory notes	6,000	102,000
Proceeds from issuance of common stock	20,000	50,000
Capital contribution as a result of Targa disposal, net of cash	—	(3,149)
Payment of deemed dividend to Teo Inc. for license	(1,700)	(2,800)
Net cash provided by financing activities	135,521	146,051

Effect of foreign currency exchange translation	(777)	5,864

Net change for period	(4,878)	(10,897)
Cash and Cash Equivalents at beginning of period	7,555	27,539
Cash and Cash Equivalents at end of period	$2,677	$16,642

Supplement Information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income(loss)	Total
Three and Nine months ended September 30, 2021
Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Stock issued for cash	—	—	250,000	250	49,750	—	—	50,000
Foreign currency translation adjustments	—	—	—	—	—	—	7,746	7,746
Net (loss) income	—	—	—	—	—	(104,042)	—	(104,042)
Balance March 31, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,021,225)	$7,746	$(894,692)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,668)	(1,668)
Net (loss) income	—	—	—	—	—	(96,002)	—	(96,002)
Balance June 30, 2021	9,022,900	$9,023	12,872,245	$12,873	$1,096,891	$(2,117,227)	$6,078	$(992,362)
Foreign currency translation adjustments	—	—	—	—	—	—	(214)	(214)
Stock cancelled	—	—	(200,000)	(200)	200	—	—	—
Net (loss) income	—	—	—	—	—	(73,863)	—	(73,863)
Balance September 30, 2021	9,022,900	$9,023	12,672,245	$12,673	$1,097,091	$(2,191,090)	$5,864	$(1,066,439)

Three and Nine months ended September 30, 2022
Balance - December 31, 2021	9,022,900	$9,023	12,971,957	$12,972	$1,156,735	$(2,314,436)	$(197)	$(1,135,903)
Stock issued for cash	—	—	100,000	100	19,900	—	—	20,000
Foreign currency translation adjustments	—	—	—	—	—	—	2,191	2,191
Net (loss) income	—	—	—	—	—	(91,838)	—	(91,838)
Balance March 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,406,274)	$1,994	$(1,205,550)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,044)	(3,044)
Net (loss) income	—	—	—	—	—	(135,607)	—	(135,607)
Balance June 30, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,541,881)	$(1,050)	$(1,344,201)
Foreign currency translation adjustments	—	—	—	—	—	—	76	76
Net (loss) income	—	—	—	—	—	(66,432)	—	(66,432)
Balance September 30, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,608,313)	$(974)	$(1,410,557)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

In January 2020, the Company created BCTEO Foods S.A. de C.V. (“BC TEO Foods”), a new 100% owned subsidiary in Mexico. BCTEO Foods is the operating entity in Mexico and holds all facility leases.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2021 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiary and all intercompany transactions and account balances have been eliminated in consolidation.

All amounts referred to in the notes to the unaudited interim consolidated financial statements are in United States Dollars ($) unless stated otherwise.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 was approximately $0 and $16,000, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Depreciation is provided over the useful life of the related asset using the straight line method. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended September 30, 2022 or 2021. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 7.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of September 30, 2022, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of September 30, 2022, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of September 30, 2022 and 2021, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,727,500 and 4,710,000 common shares, respectively, were excluded from the calculation of loss per common share as the notes are anti-dilutive.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2022 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

NOTE 5 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The tax receivable balance at September 30, 2022 and December 31, 2021 was $37,923 and $29,726, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$285	$285
Machinery and equipment	40,387	40,387
Transportation equipment	10,362	10,362
	51,034	51,034
Less accumulated depreciation	(18,108)	(10,250)
	$32,926	$40,784

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $7,858 and $7,601, respectively. Depreciation expense for the three months ended September 30, 2022 and 2021 was $2,648 and $2,648, respectively. The estimated useful lives of fixed assets is 5 years.

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of September 30, 2022 and December 31, 2021, the outstanding balance of the license fee payable was $629,833 and $631,533, respectively. For the nine months ended September 30, 2022 and 2021, the Company made payments toward the license of $1,700 and $2,800, respectively.

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

As a result, During the nine months ended September 30, 2022, the Company has written off the value of the royalty agreement totaling $31,929, which is included within other income (loss) on the consolidated statements of operations and comprehensive income (loss).

NOTE 8 – NOTES PAYABLE

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2022. As of September 30, 2022, and December 31, 2021, the outstanding principal balance of the note was $100,000.

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

On February 4, 2019, the Company issued a note for $120,000. The note can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. The maturity date of the note is December 31, 2022. In December of 2021 a total of $27,500 of the principal was converted to 137,500 common shares at $0.20 resulting in the outstanding principal of the note being $92,500.

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

On September 29, 2021, the Company issued a note for $15,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. The maturity date of the note is December 31, 2022.

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

As of September 30, 2022 and 2021, there is not a quoted bid price available as the Company’s shares are not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at September 30, 2022 and December 31, 2021 amounted to $345,500 and $339,500, respectively.

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

The provision for Federal income tax consists of the following September 30, 2022 and 2021:

Federal income tax (expense) benefit attributable to:	September 30, 2022	September 30, 2021
Current Operations	$61,877	$57,520
Less: valuation allowance	(61,877)	(57,520)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	September 30, 2022	December 31, 2021
Net operating loss carryover	$228,804	$240,521
Less: valuation allowance	(228,804)	(240,521)
Net deferred tax asset	$—	$—

At September 30, 2022, the Company had net operating loss carry forwards of approximately $1,376,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2022 or December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has various related party payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables include accrued compensation to officers. Accrued fees for services owed to the CEO as of September 30, 2022 and December 31, 2021 was $179,600 and $85,100, respectively, and are included within accounts payable and accrued expenses on the consolidated balance sheets. Cash advances made by the CEO as of September 30, 2022 and December 31, 2021 was $111,221 and $0, respectively.

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 7.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2022 and December 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

At September 30, 2022, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are twelve-month leases with option to renew for additional twelve-month periods. The total rents are approximately $14,500 per month gross with no additional common fees or other charges. The Company paid a total of $117,715 and $118,326 during the nine-month period ended September 30, 2022 and 2021, respectively, related to the leases of commercial units in Tijuana. The Company paid a total of $38,390 and $35,946 during the three-month period ended September 30, 2022 and 2021, respectively, related to the leases of commercial units in Tijuana.

NOTE 13 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2022 and December 31, 2021, no cash balances exceeded the federally insured limit.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 11, 2022 which is the date the consolidated financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

A contingent beneficial conversion feature in a convertible note payable with conversion terms that change upon the occurrence of a future event (ex: fair value of the underlying stock declines after the note issuance date) is recognized when the contingency is resolved. As of September 30, 2022, the Company has not recognized any beneficial conversion features on its convertible debt.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022 and 2021

During the three-month periods ended September 30, 2022 and 2021, the Company had $49,516 and $21,516 in sales revenue, respectively. The increase was due to new revenue from warehousing and logistics services utilizing our cold and dry storage. During the three-month periods ended September 30, 2022 and 2021, the Company had $0 and $6,652 in licensing and royalty revenue, respectively. The licensing and royalty revenue for Mexico terminated during the second quarter due to a fire in the licensee’s facility, we were notified that they have discontinued operations. We are focusing on establishing distribution relationships and providing our own products through those channels. We are also seeking co-packing opportunities from established brands. We expect sales to develop from a new licensing and distribution agreement for Nerys branded food products outside Mexico. We believe there is opportunity with placements of alcoholic beverages including brewed and distilled products at locations where the Nerys branded products are distributed.

During the three-month periods ended September 30, 2022 and 2021, we had general and administrative expenses of $10,655 and $9,710, respectively. Payroll expenses were $1,148 and $11,275 during the three-month periods ended September 30, 2022 and 2021, respectively. Payroll expense was lower due to reduced staff in Mexico but is expected to increase as we replace staff in November 2022. Rent and lease expenses were $38,390 and $35,946 for the three-month periods ended September 30, 2022 and 2021, respectively. Rent and lease expenses remain relatively stable. Depreciation expenses were $2,648 and $2,648 for the three-month period ended September 30, 2022 and 2021, respectively. Professional fees were $40,076 and $33,545 for the three-month periods ended September 30, 2022 and 2021, respectively.

Interest expense was $9,566 and $8,837 for the three-month periods ended September 30, 2022 and 2021, respectively. This interest is primarily related to notes payable. Other expense of $13,465 and income of $179 was for the three-month periods ended September 30, 2022 and 2021, respectively. The increased expense was partially related to a $6,037 write off of bad debt.

The Company's comprehensive loss for the three-month periods ended September 30, 2022 and 2021 was $66,356 and $74,077, respectively.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

During the nine-month periods ended September 30, 2022 and 2021, the Company had $60,035 and $67,047 in sales revenue, respectively. During the nine-month periods ended September 30, 2022 and 2021, the Company had $6,787 and $19,611 in licensing and royalty revenue, respectively. The licensing and royalty revenue for Mexico terminated during the second quarter due to a fire in the licensee’s facility, we were notified that they have discontinued operations.

During the nine-month periods ended September 30, 2022 and 2021, we had general and administrative expenses of $22,862 and $29,587, respectively. Payroll expenses were $17,964 and $33,174 during the nine-month periods ended September 30, 2022 and 2021, respectively. Rent and lease expenses were $117,715 and $118,326 for the nine-month periods ended September 30, 2022 and 2021, respectively. Depreciation expenses were $7,858 and $7,601 for the nine-month period ended September 30, 2022 and 2021, respectively. Professional fees were $122,440 and $146,227 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Interest expense was $28,412 and $22,822 for the nine-month periods ended September 30, 2022 and 2021, respectively. This interest is primarily related to notes payable.

The Company's comprehensive loss for the nine-month periods ended September 30, 2022 and 2021 was $294,654 and $268,043, respectively.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of September 30, 2022, we had total assets of $114,764 and total liabilities of $1,525,321. As of December 31, 2021, we had total assets of $137,622 and total liabilities of $1,273,525. During the nine-month periods ended September 30, 2022 and 2021, the Company paid $1,700 and $2,800, respectively, toward the current portion of the license fee payable. The loss of assets was primarily due to the $31,929 write off resulting from the termination of the royalty agreement. During the nine-month periods ended September 30, 2022 and 2021, net cash used in operating activities was $139,622 and $155,853, respectively.

Net cash used in investing activities for the nine-month periods ended September 30, 2022 and 2021 was $0 and $6,959, respectively. Net cash provided from financing activities for the nine-month periods ended September 30, 2022 and 2021 was $135,521 and $146,051, respectively. The cash provided for the nine-month period ended September 30, 2022 was primarily as loans from our CEO of $111,221. The cash provided for the nine-month period ended September 30, 2021 was primarily from the sale of common stock of $50,000 and debt of $102,000.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2022. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

  No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: November 14, 2022	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: November 14, 2022	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

