Form 10-K
period 2022-12-31
TEO FOODS INC
filed 2023-04-17
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, was $1,072,691.

As of April 17, 2023, there were 13,071,957 shares of the registrant’s common stock outstanding.

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

Item 1.  Description of Business.

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

The Company created a new subsidiary, BC TEO Foods S.A de C.V., (“BC TEO”) in January 2020, which is operating our facilities in Tijuana Mexico where we have our processing and packaging equipment. The facilities have been remodeled for higher productivity and to achieve a high food safety certification in support of access to global markets. The TEO Pasteurizer/Sterilizer was also transferred to the facilities for final R&D and validation for production.

We have been working to develop business that is diverse. We provide logistics services including cold and dry storage in our warehouse.

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

Nerys Brand License

In May 2022, the Company licensed the Nerys Brand for products sold outside Mexico to an international distributor of a variety of meat, fish, cheese and other food products throughout the USA, south and central America. In exchange it will receive a royalty on the NERYS branded products sold outside of Mexico and will be the supplier of these branded products.

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

Employees

We currently have Jeffrey Mackay as CEO, President and Director and John O'Keefe as CFO and Director.

Jeffrey Mackay currently devotes approximately 50% of his time to the business of TEO Foods, Inc. and the remainder of his time on other business ventures.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

In January of 2020, we took possession of an approximately 18,000 square foot facility located in Tijuana Mexico. The current lease rate is approximately $7,300 per month. The facility is predominantly configured for cold storage and production operations. It also has a large dry warehouse area and four truck loading docks. Office space is also included at the facility for management and accounting staff.

In September of 2020, we took possession of two adjoining approximately 10,000 square foot facilities located in Tijuana Mexico. The current lease rate is approximately $4,100 per month. The facilities are predominantly configured for warehouse operations and include three truck loading docks. Office space is also included at the facility.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently listed for quotation on the OTXQB under the symbol TEOF. We have recently completed approval with Depository Trust Company (DTC), shareholders can now electronically deposit their stock. As of the date of this filing only the initial qualifying deposit has been made and no trades have occurred. There can be no assurances that a market will develop for our Common Stock.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

We did not have any equity compensation plans or arrangements for any director, officer, employee and/or consultant through December 31, 2022.

Our Board of Directors may adopt an equity compensation plan in the future to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.

Issuer Purchase of Securities

None.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during fiscal year ended December 31, 2022 and to the date of this report that were not previously reported.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2022 and 2021

During the years ended December 31, 2022 and 2021, the Company had $85,759 and $64,678 in sales revenue, respectively. The increase was due to new revenue from warehousing and logistics services utilizing our cold and dry storage. During the years ended December 31, 2022 and 2021, the Company had $6,787 and $25,708 in licensing and royalty revenue, respectively. The licensing and royalty revenue for Mexico terminated during the second quarter of 2022 due to a fire in the licensee’s facility, we were notified that they have discontinued operations. We are focusing on establishing distribution relationships and providing our own products through those channels. We are also seeking co-packing opportunities from established brands. We expected sales to develop from a new licensing and distribution agreement for Nerys branded food products outside Mexico. We did not receive any royalties or sales from this agreement during the year ended 2022.

During the years ended December 31, 2022 and 2021, we had general and administrative expenses of $33,537 and $61,848, respectively. The increased amount in 2021 was primarily due to a $20,000 payment for services related to our seeking quotation on the OTC. Payroll expenses were $17,708 and $43,556 during the years ended December 31, 2022 and 2021, respectively. Payroll expense was lower due to reduced staff in Mexico but is expected to increase as we replace staff. Rent and lease expenses were $135,691 and $147,663 for the years ended December 31, 2022 and 2021, respectively. Rent and lease expenses remain relatively stable, the slight reduction was a result of no charges on one suite during the repair of damage caused by a fire in the adjacent unit. Depreciation expenses were $10,506 and $10,250 for the years ended December 31, 2022 and 2021, respectively.

Interest expense was $38,885 and $32,365 for the years ended December 31, 2022 and 2021, respectively. This interest is primarily related to notes payable.

Other expense was $2,233 and $127 for the years ended December 31, 2022 and 2021, respectively.

The Company's comprehensive loss for the years ended December 31, 2022 and 2021 was $351,878 and $397,450, respectively. The primary differences between the years were the increase in warehousing sales and reduced operating costs in 2022.

Expenses are expected to increase as our operations develop and we begin to provide services and introduce new products into the market.

Liquidity and Capital Resources

During the years ended December 31, 2022 and 2021, the Company paid $1,700 and $3,200, respectively, toward the current portion of the license fee payable. As of December 31, 2022 and 2021, we had total assets of $107,724 and $137,622, respectively. The loss of assets was primarily due to the $31,929 write off resulting from the termination of the royalty agreement. As of December 31, 2022 and 2021, we had total liabilities of $1,575,505 and $1,273,525, respectively.

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $156,729 and $234,071, respectively. A substantial portion of these amounts resulted from accrued salary expense due to our CEO totaling $126,000 and $85,100, respectively.

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $0 and $6,959, respectively. The 2021 amount was primarily property and equipment purchases.

Net cash provided from financing activities for the years ended December 31, 2022 and 2021 was $154,400 and $221,243, respectively. The cash provided for the year ended December 31, 2022 was primarily as loans from our CEO of $130,100. The cash provided for the year ended December 31, 2021 was primarily from the sale of common stock of $67,443 and debt of $157,000.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2022 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food and beverage products. These financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at December 31, 2022 and December 31, 2021 was approximately, $0 and $16,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended December 31, 2022 or 2021. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 8.

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2022 and 2021, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive. As of December 31, 2022 and 2021, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,727,500 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of December 31, 2022 and 2021, common shares outstanding totaled 13,070,957 and 12,971,957, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB #3289)

To the Board of Directors and Stockholders of TEO Foods Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEO Foods Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ & Accell Audit Compliance, P.A.

We have served as the Company’s auditor since 2019. PCAOB Firm ID# 3289

Tampa, Florida

April 17, 2023

3001 N. Rocky Point Dr. East Suite 200 i Tampa, Florida 33607 i 813.367.3527

TEO Foods, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$657	$7,555
Accounts receivable, net	25,924	5,976
License and royalty income receivable	—	6,097
Inventories, net	—	2,072
Taxes receivable, net	37,563	29,726
Prepaid and other assets	13,303	13,483
Total current assets	77,447	64,909

Property and equipment, net	30,278	40,784
Royalty agreement	—	31,929

Total assets	$107,725	$137,622

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$370,072	$202,492
Related party advances	130,100	—
License fee payable - related party	629,833	631,533
Notes payable	100,000	100,000
Convertible note payable - current portion	345,500	339,500
Total current liabilities	1,575,505	1,273,525

Total liabilities	1,575,505	1,273,525

Commitments and contingencies (Note 12)	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock , $0.001 par value, 490,000,000 shares authorized,13,071,957 and 12,971,957, issued and outstanding, respectively	13,072	12,972
Additional paid-in-capital	1,176,635	1,156,735
Accumulated deficit	(2,661,744)	(2,314,436)
Other comprehensive loss	(4,766)	(197)
Total stockholders' deficit	(1,467,780)	(1,135,903)

Total liabilities and stockholders' deficit	$107,725	$137,622

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years ended December 31,
	2022	2021

Sales	$85,759	$64,678
Cost of sales	—	(3,277)
Gross profit	85,759	61,401

Operating expense
Payroll	17,708	43,556
General and administrative	33,537	61,848
Rent and lease	135,691	147,663
Professional fees	169,366	188,553
Depreciation	10,506	10,250
Total operating expenses	366,808	451,870

Operating loss	(281,049)	(390,469)

Other income (expense)
Licensing and royalty income	6,787	25,708
Loss on Royalty Agreement	(31,929)	—
Interest expense	(38,885)	(32,365)
Other income (expense)	(2,233)	(127)
Total other income (expense)	(66,260)	(6,784)

Net loss	(347,309)	(397,253)

Foreign currency translation adjustment	(4,569)	(197)
Comprehensive loss	$(351,878)	$(397,450)

Loss per common share -
basic and diluted	$(0.03)	$(0.03)

Weighted average common
shares outstanding - basic and diluted	13,071,957	12,784,673

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(347,309)	$(397,253)
Adjustments to reconcile net loss to net Cash provided (used) in operations:
Depreciation expense	10,506	10,250
Stock compensation expense	—	5,000
Bad debt expense	—	—
Loss on royalty agreement	31,929	—
Changes in operating assets and liabilities:
Accounts receivable	(19,948)	9,766
License and royalty income receivable	6,097	1,860
Inventories	2,072	5,308
Tax receivable	(7,837)	(18,397)
Prepaid and other assets	181	(182)
Accounts payable and accrued expenses	167,580	149,577
Net cash provided by (used) in operating activities	(156,729)	(234,071)

Cash flows from investing activities
Purchase of property and equipment	—	(6,959)
Net cash (used) in investing activities	—	(6,959)

Cash flows from financing activities
Proceeds from related party advances	130,100	—
Proceeds from issuance of common stock	20,000	67,443
Proceeds from convertible notes payable	6,000	157,000
Payment of deemed dividend to Teo Inc. for license	(1,700)	(3,200)
Net cash provided by in financing activities	154,400	221,243

Effect of foreign currency exchange translation	(4,569)	(197)

Net change for period	(6,898)	(19,984)
Cash and cash equivalents at beginning of period	7,555	27,539
Cash and cash equivalents at end of period	$657	$7,555

Supplement Information:
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Loss	Total

Balance - December 31, 2020	9,022,900	$9,023	12,622,245	$12,623	$277,229	$(1,917,183)	$(428)	$(1,618,736)
Capital contribution for disposal of Targa	—	—	—	—	769,912	—	428	770,340
Sale of common stock	—	—	337,212	337	67,106	—	—	67,443
Conversion of notes	—	—	187,500	187	37,313	—	—	37,500
Stock cancelled	—	—	(200,000)	(200)	200	—	—	—
Compensation common stock	—	—	25,000	25	4,975	—	—	5,000
Foreign currency translation adjustment	—	—	—	—	—	—	(197)	(197)
Net loss	—	—	—	—	—	(397,253)	—	(397,253)
Balance - December 31, 2021	9,022,900	$9,023	12,971,957	$12,972	$1,156,735	$(2,314,436)	$(197)	$(1,135,903)
Sale of common stock	—	—	100,000	100	19,900	—	—	20,000
Foreign currency translation adjustment	—	—	—	—	—	—	(4,569)	(4,569)
Net loss	—	—	—	—	—	(347,309)	—	(347,309)
Balance - December 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,661,745)	$(4,766)	$(1,467,780)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Foreign Currency Translation

The Company subsidiary’s primary functional currency is the Mexican peso, but it’s reporting currency is the U.S. dollar. The consolidated balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ deficit.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at December 31, 2022 and December 31, 2021 was approximately, $0 and $16,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended December 31, 2022 or 2021. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 7.

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of December 31, 2022 and 2021, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of December 31, 2022 and 2021, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,727,500 and 1,697,500 common shares, respectively, were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of December 31, 2022 and 2021, common shares outstanding totaled 13,071,957 and 12,971,957, respectively.

Leases

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of December 31, 2022 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

NOTE 4 – INVENTORY

Inventories consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At December 31, 2022 and 2021 Inventories were $0 and $2,072, respectively.

NOTE 5 – TAX RECEIVABLES

Tax Receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiary has accumulated IVA tax payments that exceeded its IVA tax liabilities. These overpayments are available to the Company to offset future IVA liabilities. The net tax receivable balance at December 31, 2022 and 2021 of $37,563 and $29,726, respectively is net of a reserve for the possible uncollectable portion of the tax credits totaling $0 and $0, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021, property and equipment consisted of the following:

	2022	2021
Machine and equipment	$42,502	$42,502
Transportation equipment	10,032	10,032
	52,534	52,534
Less accumulated depreciation	(22,256)	(11,750)
	$30,278	$40,784

Depreciation expense for the years ended December 31, 2022 and 2021 totaled $10,506 and $10,250, respectively. The estimated useful lives of fixed assets range from 3 to 10 years.

NOTE 7 – ROYALTY AND LICENSE AGREEMENTS

On September 30, 2017, the Company entered into a Master Agreement with TEO Inc. ("TEO"). TEO is the founder and majority controlling shareholder of the Company. The Master Agreement provides the Company a license to use the TEO name and logo on food products it sells and to apply TEO's pasteurization/sterilization processes to its products for improved shelf life and safety. Additional provisions provide the Company production rights to TEO's pasteurizer/sterilizer and rights to lease its own system when certain sales/production increase. Pursuant to the Master Agreement, the Company agreed to pay an initial $1 million fee in installments with $100,000 due on June 30, 2018, $300,000 due on December 31, 2018 and the remaining $600,000 due in 12 equal monthly payments with the first payment due on January 31, 2019. TEO Inc. has agreed to maintain the license through December 31, 2023 and accrue and accept payments due as funds are available. As of December 31, 2022, the Company has paid a total of $370,117 towards the license. TEO Inc. has agreed to extend the start date to January 1, 2024 of the use/royalty and service fee of 5.5% of the Company's gross revenue for food sales processed using TEO's intellectual property is payable quarterly.  The ongoing licensing is maintained by meeting minimum annual use/royalty and service fees. The Company may pay for the difference between the actual use and the minimum to maintain the license. The annual minimum is listed as follows:

Year	Minimum Service Fee
2024	$500,000
2025	750,000
2026	1,000,000
Thereafter	Increase 10% per year

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of December 31, 2022, and 2021, the outstanding balance of the license fee payable was $629,833 and $631,533, respectively. For the years ended December 31, 2022, and 2021, the Company made payments toward the license of $1,700 and $3,200, respectively.

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

As a result, during the year ended December 31, 2022, the Company has written off the value of the royalty agreement totaling $31,929, which is included within other income (expense) on the consolidated statements of operations and comprehensive loss.

In May 2022, the Company licensed the Nerys Brand for products sold outside Mexico to an international distributor of a variety of meat, fish, cheese and other food products throughout the USA, south and central America. In exchange it will receive a royalty on the NERYS branded products sold outside of Mexico and will be the supplier of these branded products.

NOTE 8 – NOTES PAYABLE

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2023. As of December 31, 2022 and 2021, the outstanding principal balance of the note was $100,000, respectively.

Convertible Note Payable

On June 28, 2018, the Company issued a note for $100,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023.

On February 4, 2019, the Company issued a note for $120,000. The note can be converted to common stock at $0.20 per share or the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share and converts automatically upon certain conditions. The note bears no interest until September 30, 2019 and then bears 8% interest, if not converted to common stock. This note was subsequently amended to extend the maturity date to December 31, 2023. On December 20, 2020, the holder converted $27,500 in principal of this note to 137,500 common shares at $0.20 per share.

On May 5, 2021, the Company issued a note for $25,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023.

On June 1, 2021, the Company issued a note for $20,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023. On December 20, 2021, the holder converted $10,000 in principal of this note to 50,000 common shares at $0.20 per share.

On June 2, 2021, the Company issued a note for $17,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023.

On July 12, 2021, the Company issued a note for $40,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023.

On September 29, 2021, the Company issued a note for $15,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023.

On November 24, 2021, the Company issued a note for $40,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023.

On April 14, 2022, the Company issued a note for $6,000. The note bears an 8% interest rate, due at maturity. The note is convertible into common shares at a 20% discount to the 30-day average bid price of the Company's common shares, as may be quoted on the OTCQB, OTCQX or listing on a national stock exchange, but at no rate lower than $0.20 per share. This note was subsequently amended to extend the maturity date to December 31, 2023.

As of December 31, 2022 and 2021, there was not a quoted bid price available as the Company’s shares were not listed on any exchanges. As the minimum conversion rate at the time of issuance is greater than or equal to the current stock value based on other similar transactions, these notes are not deemed to have an embedded derivative associated with them.

The principal balance of convertible debt at December 31, 2022 and 2021 amounted to $345,500 and $339,500, respectively.

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

The provision for Federal income tax consists of the following December 31:

Federal income tax benefit attributable to:	2022	2021
Current Operations	$72,934	$83,423
Less: valuation allowance	(72,934)	(83,423)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2022	2021
Net operating loss carryover	$313,455	$240,521
Less: valuation allowance	(313,455)	(240,521)
Net deferred tax asset	$—	$—

At December 31, 2022, the Company had net operating loss carry forwards of approximately $1,376,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2022 and 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has various related party payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables include accrued compensation to officers. Accrued fees for services owed to the CEO as of December 31, 2022 and December 31, 2021 was $211,100 and $85,100, respectively, and are included within accounts payable and accrued expenses on the consolidated balance sheets. Cash advances made by the CEO as of December 31, 2022 and 2021 was $130,100 and $0, respectively.

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 7.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At December 31, 2020, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are currently approximately $16,000 per month gross with no additional common fees or other charges. The Company paid a total of $135,691 in the year ended December 31, 2022 related to is leases of commercial units in Tijuana.

The leases are short term in nature as the Company is not certain to renew the leases.

NOTE 13 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2022 and 2021, no cash balances exceeded the federally insured limit.

NOTE 14 - SUBSEQUENT EVENTS

In February 2023 the Company’s Common Stock was listed for quotation on the OTXQB under the symbol TEOF. Depository Trust Company (DTC) approval was received in March 2023, in April the initial qualifying deposit was made and no trades have occurred.

The Company has evaluated subsequent events for recognition and disclosure through April 17, 2023 which is the date the consolidated financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Jeffrey Mackay	58	CEO, President and Director
John O'Keefe	73	CFO, Treasurer and Director

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

Compliance with Section 16(A) of the Exchange Act

Not Applicable

Changes in Nominating Procedures

None

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2022 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2022 and 2021.
●	all individuals who served as executive officers of ours at any time during the fiscal years ended December 31, 2022 and 2021 and received annual compensation during the fiscal years ended December 31, 2022 and 2021 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jeffrey Mackay Chief Executive Officer (1)	2022 2021	$126,000 124,000	- -	- -	- -	$126,000 124,000

John O’Keefe Chief Financial Officer (2)	2022 2021	- -	- -	- -	- -	- -

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

Outstanding Equity Awards

The following table reflects options granted to our executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Jeffrey Mackay	—	—	—	—

John O’Keefe	—	—	—	—

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

The following table sets forth compensation received by our directors in the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jeffrey Mackay(1)	—	—	—	—	—
John O’Keefe(2)	—	—	—	—	—

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Mackay did not receive any other compensation as an executive officer—see the Summary Compensation Table above.
(2)	This table includes only his compensation which was expressly for service as a director. Mr. O’Keefe did not receive any other compensation as an executive officer—see the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 17, 2023 , the beneficial ownership of TEO Foods Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person's address is c/o TEO Foods, Inc., Blvd Insurgentes 1980, suite 4-B, Tijuana, BC 22225. Shares of common stock subject to options, warrants, convertible notes or preferred stock currently exercisable or convertible or exercisable or convertible within 60 days after April 17, 2023 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Jeffrey H. Mackay (1)	97,566,500	92.9%
John O'Keefe (2)	370,000	*

Officers and Directors as a Group (2 persons)	97,936,500	92.9%

(1)	Includes 6,337,500 shares held directly and 1,000,000 shares held by his spouse. Also includes 90,229,000 shares of common stock that are issuable upon conversion of 9,022,900 preferred shares held by TEO Inc. which are included since he is able to control the voting of those shares.
(2)	Includes 300,000 shares held by O'Keefe Capital Partners, LLP
(*)	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2022 and 2021 were: $32,000, and $24,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2022 and 2021.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2022 and 2021.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2022 and 2021 were $0 and $0.

Audit Committee Pre-Approval Policies

The Board acting as our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2022.  Audit-related fees, tax fees, and all other fees, if any, are approved by the Board.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TEO Foods, Inc. (Incorporated by reference to Exhibit 3.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
3.2	Bylaws of TEO Foods, Inc. (Incorporated by reference to Exhibit 3.2 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.1	Master Agreement with TEO Inc. effective September 30, 2017 (Incorporated by reference to Exhibit 10.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.2	Form of Securities Purchase Agreement. We entered into respective agreements on this form with 1 purchaser in June 2018. (Incorporated by reference to Exhibit 10.3 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.2.1	Form of Secure Convertible Note. (Incorporated by reference to Exhibit 10.3.1 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
10.3	Promissory Note July 31, 2018. (Incorporated by reference to Exhibit 10.4 from the registrant’s registration statement on Form S-1/A filed with the SEC on October 11, 2018)
21*	List of Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Item 16.  Form 10K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

April 17, 2023	By:	/s/ Jeffrey Mackay
Jeffery Mackay
Chief Executive Officer
(Principal Executive Officer)

April 17, 2023	By:	/s/John O’Keefe
John O’Keefe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2023	/s/ Jeffrey Mackay
Jeffrey Mackay, Director,
Principal Executive Officer

Date: April 17, 2023	/s/ John O'Keefe
John O'Keefe, Director,
Principal Accounting Officer

