Form 10-Q
period 2023-06-30
TEO FOODS INC
filed 2023-08-21
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 13,071,957 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements June 30, 2023

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,483	$657
Accounts receivable, net	14,829	25,924
Inventories, net	—	—
Taxes receivable, net	40,386	37,563
Prepaid and other assets	13,302	13,303
Total current assets	71,000	77,447

Property and equipment, net	25,067	30,278

Total assets	$96,067	$107,725

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$450,447	$370,072
Related party advances	188,205	130,100
License fee payable - related party	629,833	629,833
Notes payable	100,000	100,000
Convertible note payable	345,500	345,500
Total current liabilities	1,713,985	1,575,505

Total liabilities	1,713,985	1,575,505

Commitments and contingencies (Note 14)	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock, $0.001 par value, 490,000,000 shares authorized, 13,071,957 and 13,071,957 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	13,072	13,072
Additional paid-in capital	1,176,635	1,176,635
Accumulated deficit	(2,826,523)	(2,661,744)
Other comprehensive income (loss)	9,875	(4,766)
Total stockholders' deficit	(1,617,918)	(1,467,780)

Total liabilities and stockholders' deficit	$96,067	$107,725

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales	$36,021	$10,519	$69,286	$10,519
Cost of sales	—	—	—	—
Gross profit	36,021	10,519	69,286	10,519

Operating expense
Payroll	—	7,440	—	16,816
General and administrative	11,080	4,426	19,915	12,207
Rent and lease	49,772	42,423	94,870	79,325
Professional fees	36,576	50,207	101,665	82,364
Depreciation	2,619	2,619	5,210	5,210
Total operating expenses	100,047	107,115	221,660	195,922

Operating loss	(64,026)	(96,596)	(152,374)	(185,403)

Other income (expense)
Licensing and royalty income	—	—	—	6,787
Loss on Royalty Agreement	—	(31,929	—	(31,929
Other income (expense)	4,007	2,413	7,086	1,946
Interest expense	(9,754)	(9,495)	(19,490)	(18,846)
Total other (loss) income	(5,747)	(39,011	(12,404)	(42,042)

Net (loss) income before income taxes	(69,773)	(135,607)	(164,778)	(227,445)
Income tax expense	—	—	—	—
Net (loss) income	(69,773)	(135,607)	(164,778)	(227,445)

Other comprehensive (loss) income
Foreign currency transaction adjustment	11,949	3,044	9,875	(853
Comprehensive income (loss)	$(57,825)	$(138,651)	$(154,903)	$(228,298)

Earnings (loss) per common share -
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common
shares outstanding – basic and diluted	13,071,957	13,071,957	13,071,957	13,071,957

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Net loss	$(164,779)	$(227,445)

Adjustments to reconcile net loss to net Cash used in operations:
Depreciation expense	5,211	5,210
Loss on Royalty Agreement	—	31,929
Changes in operating assets and liabilities:
Accounts receivable	(11,095)	(4,082)
Licensing and royalty income receivable	—	6,097
Inventories	—	(41)
Tax receivables	(2,823)	(7468)
Prepaid and other assets	—	43
Accounts payable and accrued expenses	80,375	100,177
Net cash (used) in operating activities	(70,921)	(95,580)

Cash flows from investing activities
Purchase of property and equipment	—	—
Net cash (used) in investing activities	—	—

Cash flows from financing activities
Proceeds from related party advances	58,105	64,400
Proceeds from issuance of promissory notes	—	6,000
Proceeds from issuance of common stock	—	20,000
Payment of deemed dividend to Teo Inc. for license	—	(1,300)
Net cash provided by (used) in financing activities	58,105	89,100

Effect of foreign currency exchange translation	14,641	(853)

Net change for period	1,825	(7,333)
Cash and Cash Equivalents at beginning of period	657	7,555
Cash and Cash Equivalents at end of period	$2,482	$222

Supplement Information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income(loss)	Total
Three months ended June 30, 2022
Balance - December 31, 2021	9,022,900	$9,023	12,971,957	$12,972	$1,156,735	$(2,314,436)	$(197)	$(1,135,903)
Stock issued for cash	—	—	100,000	100	19,900	—	—	20,000
Foreign currency translation adjustments	—	—	—	—	—	—	2,191	2,191
Net (loss) income	—	—	—	—	—	(91,838)	—	(91,838)
Balance March 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,406,274)	$1,994	$(1,205,550)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,044)	(3,044)
Net (loss) income	—	—	—	—	—	(135,607)	—	(135,607)
Balance June 30, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,541,881)	$(1,050)	$(1,344,201)

Three months ended June 30, 2023
Balance - December 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,661,745)	$4,766	$(1,467,780)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,074)	(2,074)
Net (loss) income	—	—	—	—	—	(95,005)	—	(95,005)
Balance March 31, 2023	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,756,750)	$2,692	$(1,564,859)
Foreign currency translation adjustments	—	—	—	—	—	—	9,875	9,875
Net (loss) income	—	—	—	—	—	(164,799)	—	(164,799)
Balance June 30, 2023	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,922,049)	$12,567	$(1,617,918)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2023 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at June 30, 2023 and December 31, 2022 was $0.

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

Loss Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Securities with anti-dilutive effects on net earnings (loss) per share are excluded. As of June 30, 2023 and 2022, none of the convertible preferred shares or convertible debt were included in the calculation of diluted weighted average shares as they were anti-dilutive.

As of June 30, 2023 and 2022, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,727,500 and 1,697,500 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of June 30, 2023 and 2022, common shares outstanding totaled 13,071,957.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2023 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

NOTE 4 – INVENTORY

Inventory consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At June 30, 2023 and December 31, 2022, inventories were $0.

NOTE 5 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The tax receivable balance at June 30, 2023 and December 31, 2022 was $40,386 and $37,563, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

At June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022

Machinery and equipment	$42,502	$42,502
Transportation equipment	10,032	10,032
	52,534	52,534
Less accumulated depreciation	(27,466)	(22,256)
	$25,068	$30,278

Depreciation expense for the three months ended June 30, 2023 and 2022 was $2,619 and $2,591, respectively. The estimated useful lives of fixed assets is 5 years.

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of June 30, 2023 and December 31, 2022, the outstanding balance of the license fee payable was $629,833. For the six months ended June 30, 2023 and 2022, the Company made payments toward the license of $0 and $1,300, respectively.

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

NOTE 8 – NOTES PAYABLE

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2022. As of June 30, 2023, and December 31, 2022, the outstanding principal balance of the note was $100,000.

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

The principal balance of convertible debt at June 30, 2023 and December 31, 2022 amounted to $345,500.

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

The provision for Federal income tax consists of the following June 30, 2023 and 2022:

Federal income tax (expense) benefit attributable to:	June 30, 2023	June 30, 2022
Current Operations	$31,998	$48,357
Less: valuation allowance	(31,998)	(48,357)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	June 30, 2023	December 31, 2022
Net operating loss carryover	$152,374	$313,455
Less: valuation allowance	(152,374)	(313,455)
Net deferred tax asset	$—	$—

At June 30, 2023, the Company had net operating loss carry forwards of approximately $1,528,000 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2023 or December 31, 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables may include accrued compensation to officers. Accrued fees for services owed to the CEO as of June 30, 2023 and December 31, 2022 was $257,600 and $211,100, respectively, and are included within accounts payable and accrued expenses on the consolidated balance sheets. Cash advances made by the CEO as of June 30, 2023 and December 31, 2022 was $188,204 and $130,100, respectively.

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

At March 31, 2023, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $16,000 per month gross with no additional common fees or other charges. The Company paid a total of $94,870 and $79,325 during the six month period ended June 31, 2023 and 2022, respectively, related to the leases of commercial units in Tijuana. The leases are short term in nature as the Company is not certain to renew the leases.

NOTE 13 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2023 and December 31, 2022, no cash balances exceeded the federally insured limit.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 21, 2023 which is the date the consolidated financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2023 and 2022

During the three-month periods ended June 30, 2023 and 2022, the Company had $36,021 and $10,519 in sales revenue, respectively. During the three-month periods ended June 30, 2023 and 2022, the Company had $0 and $0 in licensing and royalty revenue, respectively.

The increase was due to new revenue from warehousing and logistics services utilizing our cold and dry storage.

The licensing and royalty revenue for Mexico terminated during the second quarter of 2022 due to a fire in the licensee’s facility, we were notified that they have discontinued operations. We are focusing on establishing distribution relationships and providing our own products through those channels. We are also seeking co-packing opportunities.

During the three-month periods ended June 30, 2023 and 2022, we had general and administrative expenses of $11,080 and $4,426, respectively. Payroll expenses were $0 and $7,440 during the three-month periods ended June 30, 2023 and 2022, respectively. Payroll decreased due to using contractors. These expenses are expected to increase as we add production staff for operations. Rent and lease expenses were $49,772 and $42,423 for the three-month periods ended June 30, 2023 and 2022, respectively. Rent and lease expenses increased as a result of a rate increase. Depreciation expenses were $2,619 and $2,619 for the three-month period ended June 30, 2023 and 2022, respectively. Professional fees were $36,576 and $50,207 for the three-month periods ended June 30, 2023 and 2022, respectively. The increase was partially due to fees paid related to obtaining quotation on the OTCQB.

Interest expense was $9,754 and $9,495 for the three-month periods ended June 30, 2023 and 2022, respectively. This interest is primarily related to notes payable.

The Company's comprehensive loss for the three-month periods ended June 30, 2023 and 2022 was $154,904 and $138,651, respectively. The losses remained consistent between the periods due to the level of operations being consistent.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

During the six-month periods ended June 30, 2023 and 2022, the Company had $69,286 and $10,519 in sales revenue, respectively. During the six-month periods ended June 30, 2023 and 2022, the Company had $0 and $6,787 in licensing and royalty revenue, respectively.

During the six-month periods ended June 30, 2023 and 2022, we had general and administrative expenses of $19,915 and $12,207, respectively. Payroll expenses were $0 and $16,816 during the six-month periods ended June 30, 2023 and 2022, respectively. Rent and lease expenses were $94,870 and $79,325 for the six-month periods ended June 30, 2023 and 2022, respectively. Depreciation expenses were $5,210 and $5,210 for the six-month period ended June 30, 2023 and 2022, respectively. Professional fees were $101,665 and $82,364 for the six-month periods ended June 30, 2023 and 2022, respectively.

Interest expense was $19,490 and $18,846 for the six-month periods ended June 30, 2023 and 2022, respectively. This interest is primarily related to notes payable.

Expenses are expected to increase as our operations develop and we continue to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of June 30, 2023, we had total assets of $96,067 and total liabilities of $1,713,985. As of December 31, 2022, we had total assets of $107,725 and total liabilities of $1,575,505. During the three-month periods ended June 30, 2023 and 2022, the Company paid $0 and $1,300, respectively, toward the current portion of the license fee payable.

Net cash used in investing activities for the six-month periods ended June 30, 2023 and 2022 was $0 and $0, respectively. Net cash provided from financing activities for the six-month periods ended June 30, 2023 and 2022 was $58,105 and 54,900, respectively. The cash provided was primarily due to loans from our CEO for the six-month periods ended June 30, 2023 and 2022 of $58,105 and $35,500, respectively.

Net cash used in operating activities for the six-month periods ended June 30, 2023 and 2022 was $1,647 and $63,167, respectively. A substantial portion of these amounts resulted from accrued salary expense due to our CEO totaling $15,000 and $31,500, respectively.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of June 30, 2023. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

  No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: August 21, 2023	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: August 21, 2023	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

