Form 10-Q
period 2023-09-30
TEO FOODS INC
filed 2023-12-28
CIK 1612188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  000-56445

TEO Foods Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	47-1209532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of December 28, 2023, there were 13,071,957 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements September 30, 2023

TEO Foods, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,371	$657
Accounts receivable, net	30,971	25,924
Inventories, net	—	—
Taxes receivable, net	42,935	37,563
Prepaid and other assets	13,302	13,303
Total current assets	88,579	77,447

Property and equipment, net	22,448	30,278

Total assets	$111,027	$107,725

Liabilities and stockholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$481,269	$370,072
Related party advances	231,005	130,100
License fee payable - related party	629,833	629,833
Notes payable	100,000	100,000
Convertible note payable	345,500	345,500
Total current liabilities	1,787,607	1,575,505

Total liabilities	1,787,607	1,575,505

Commitments and contingencies (Note 14)	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 9,022,900 shares issued and outstanding	9,023	9,023
Common stock, $0.001 par value, 490,000,000 shares authorized, 13,071,957 and 13,071,957 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13,072	13,072
Additional paid-in capital	1,176,635	1,176,635
Accumulated deficit	(2,885,515)	(2,661,744)
Other comprehensive income (loss)	10,205	(4,766)
Total stockholders' deficit	(1,676,580)	(1,467,780)

Total liabilities and stockholders' deficit	$111,027	$107,725

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Sales	$29,523	$49,516	$98,809	$60,035
Cost of sales	—	—	—	—
Gross profit	29,523	49,516	98,809	60,035

Operating expense
Payroll	—	1,148	—	17,964
General and administrative	10,346	10,665	30,261	22,862
Rent and lease	43,696	38,390	138,566	117,715
Professional fees	18,676	40,076	120,341	122,440
Depreciation	2,620	2,648	7,830	7,858
Total operating expenses	75,338	92,917	296,998	288,839

Operating loss	(45,815)	(43,401)	(198,189)	(228,804)

Other income (expense)
Licensing and royalty income	—	—	—	6,787
Loss on Royalty Agreement	—	—	—	(31,929)
Other income (expense)	(3,429)	(13,465)	3,657	(11,519)
Interest expense	(9,748)	(9,566)	(29,238)	(28,412)
Total other (loss) income	(13,177)	(23,031)	(25,581)	(65,073)

Net (loss) income before income taxes	(58,992)	(66,432)	(223,770)	(293,877)
Income tax expense	—	—	—	—
Net (loss) income	(58,992)	(69,432)	(223,770)	(293,877)

Other comprehensive (loss) income
Foreign currency transaction adjustment	330	76	10,205	(777)
Comprehensive income (loss)	$(58,662)	$(66,356)	$(213,565)	$(294,654)

Earnings (loss) per common share -
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common
shares outstanding – basic and diluted	13,071,957	13,071,957	13,071,957	13,046,957

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Net loss	$(223,770)	$(293,877)

Adjustments to reconcile net loss to net Cash used in operations:
Depreciation expense	7,830	7,858
Loss on Royalty Agreement	—	31,929
Bad debt	—	6,037
Changes in operating assets and liabilities:
Accounts receivable	(5,047)	(25,606)
Licensing and royalty income receivable	—	6,097
Inventories	—	(41)
Tax receivables	(5,372)	(8,197)
Prepaid and other assets	—	(97)
Accounts payable and accrued expenses	111,197	136,275
Net cash (used) in operating activities	(115,162)	(139,622)

Cash flows from investing activities
Purchase of property and equipment	—	—
Net cash (used) in investing activities	—	—

Cash flows from financing activities
Proceeds from related party advances	100,905	111,221
Proceeds from issuance of promissory notes	—	6,000
Proceeds from issuance of common stock	—	20,000
Payment of deemed dividend to Teo Inc. for license	—	(1,700)
Net cash provided by (used) in financing activities	100,905	135,521

Effect of foreign currency exchange translation	14,971	(777)

Net change for period	714	(4,878)
Cash and Cash Equivalents at beginning of period	657	7,555
Cash and Cash Equivalents at end of period	$1,371	$2,677

Supplement Information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income(loss)	Total
Nine months ended September 30, 2022
Balance - December 31, 2021	9,022,900	$9,023	12,971,957	$12,972	$1,156,735	$(2,314,436)	$(197)	$(1,135,903)
Stock issued for cash	—	—	100,000	100	19,900	—	—	20,000
Foreign currency translation adjustments	—	—	—	—	—	—	2,191	2,191
Net (loss) income	—	—	—	—	—	(91,838)	—	(91,838)
Balance March 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,406,274)	$1,994	$(1,205,550)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,044)	(3,044)
Net (loss) income	—	—	—	—	—	(135,607)	—	(135,607)
Balance June 30, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,541,881)	$(1,050)	$(1,344,201)
Foreign currency translation adjustments	—	—	—	—	—	—	76	76
Net (loss) income	—	—	—	—	—	(66,432)	—	(66,432)
Balance September 30, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,608,313)	$(974)	$(1,410,557)

Nine months ended September 30, 2023
Balance - December 31, 2022	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,661,745)	$4,766	$(1,467,780)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,074)	(2,074)
Net (loss) income	—	—	—	—	—	(95,005)	—	(95,005)
Balance March 31, 2023	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,756,750)	$2,692	$(1,564,859)
Foreign currency translation adjustments	—	—	—	—	—	—	16,716	16,716
Net (loss) income	—	—	—	—	—	(69,774)	—	(69,774)
Balance June 30, 2023	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,826,524)	$19,408	$(1,617,918)
Foreign currency translation adjustments	—	—	—	—	—	—	330	330
Net (loss) income	—	—	—	—	—	(58,992)	—	(58,992)
Balance September 30, 2023	9,022,900	$9,023	13,071,957	$13,072	$1,176,635	$(2,885,516)	$19,738	$(1,676,580)

The accompanying notes are an integral part of these consolidated financial statements.

TEO Foods Inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ending December 31, 2023 have been omitted. The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts at September 30, 2023 and December 31, 2022 was $0.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended September 30, 2023 or 2022. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s only intangible asset consists of the royalty agreement discussed in Note 7.

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

As of September 30, 2023 and 2022, preferred shares convertible to 90,229,000 common shares were included in the diluted weighted average shares; however, notes convertible into a maximum of 1,727,500 common shares were excluded from the calculation of loss per common share as the notes are anti-dilutive. As of September 30, 2023 and 2022, common shares outstanding totaled 13,071,957.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2023 to develop its business plan and meet its obligation of the next 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain funds for operations through continued financial support from its stockholders, debt and private offerings of its equity.

NOTE 4 – INVENTORY

Inventory consists of raw materials and finished goods located in the Company’s warehouse in Tijuana, Mexico. At September 30, 2023 and December 31, 2022, inventories were $0.

NOTE 5 – TAX RECEIVABLES

Tax receivables represent credits from the Mexican taxing authority. The Company’s Mexican subsidiaries have accumulated IVA tax payments that exceeded its IVA tax liabilities. The Company periodically applies for refunds of these accumulated overpayments. These overpayments are also available to the Company to offset future IVA liabilities. The tax receivable balance at September 30, 2023 and December 31, 2022 was $42,935 and $37,563, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022

Machinery and equipment	$42,502	$42,502
Transportation equipment	10,032	10,032
	52,534	52,534
Less accumulated depreciation	(30,036)	(22,256)
	$22,448	$30,278

Depreciation expense for the three months ended September 30, 2023 and 2022 was $2,619 and $2,648, respectively. The estimated useful lives of fixed assets is 5 years.

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

As a result of TEO being the majority shareholder of the Company and TEO's basis in the license being $0, the Company recorded a deemed dividend of $1 million for the initial fee payable to TEO. As of September 30, 2023 and December 31, 2022, the outstanding balance of the license fee payable was $629,833. For the nine months ended September 30, 2023 and 2022, the Company made payments toward the license of $0 and $1,700, respectively.

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

NOTE 8 – NOTES PAYABLE

Notes Payable

On July 31, 2018, the Company issued a note for $100,000 in principal bearing interest at 8% maturing on October 31, 2018. This note was subsequently amended to extend the maturity date to December 31, 2022. As of September 30, 2023, and December 31, 2022, the outstanding principal balance of the note was $100,000.

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

The principal balance of convertible debt at September 30, 2023 and December 31, 2022 amounted to $345,500.

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

The provision for Federal income tax consists of the following September 30, 2023 and 2022:

Federal income tax (expense) benefit attributable to:	September 30, 2023	September 30, 2022
Current Operations	$41,620	$61,887
Less: valuation allowance	(41,620)	(61,887)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	September 30, 2023	December 31, 2022
Net operating loss carryover	$198,189	$313,455
Less: valuation allowance	(198,189)	(313,455)
Net deferred tax asset	$—	$—

At September 30, 2023, the Company had net operating loss carry forwards of approximately $1,573,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2023 or December 31, 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has various related party receivables and payables derived from normal operating activities. These balances are non-interest bearing and are periodically settled as cash flow permits. These payables may include accrued compensation to officers. Accrued fees for services owed to the CEO as of September 30, 2023 and December 31, 2022 was $272,600 and $211,100, respectively, and are included within accounts payable and accrued expenses on the consolidated balance sheets. Cash advances made by the CEO as of September 30, 2023 and December 31, 2022 was $231,005 and $130,100, respectively.

Master License Agreement

On September 30, 2017, the Company entered into a Master Agreement with TEO, the founder and majority controlling shareholder of the Company. See Note 7.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2023 and December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

At September 30, 2023, the Company had three leases on commercial units that are contiguous in the same building located in Tijuana Mexico and comprising approximately 38,000 square feet total. The leases are 12 month leases with option to renew for additional 12 month periods. The total rents are approximately $16,000 per month gross with no additional common fees or other charges. The Company paid a total of $138,566 and $117,715 during the nine month period ended September 30, 2023 and 2022, respectively, related to the leases of commercial units in Tijuana. The leases are short term in nature as the Company is not certain to renew the leases.

NOTE 13 – CONCENTRATIONS

Cash Deposit

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2023 and December 31, 2022, no cash balances exceeded the federally insured limit.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through December 28, 2023 which is the date the consolidated financial statements were available to be issued. No other matters were identified affecting the accompanying consolidated financial statements and related disclosures.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2023 and 2022

During the three-month periods ended September 30, 2023 and 2022, the Company had $29,523 and $49,516 in sales revenue, respectively. During the three-month periods ended September 30, 2023 and 2022, the Company had $0 and $0 in licensing and royalty revenue, respectively.

Revenue is from warehousing and logistics services utilizing our cold and dry storage.

The licensing and royalty revenue for Mexico terminated during the second quarter of 2022 due to a fire in the licensee’s facility, we were notified that they have discontinued operations. We are focusing on establishing warehousing and distribution relationships.

During the three-month periods ended September 30, 2023 and 2022, we had general and administrative expenses of $10,346 and $10,665, respectively. Payroll expenses were $0 and $1,148 during the three-month periods ended September 30, 2023 and 2022, respectively. Payroll decreased due to using contractors. These expenses are expected to increase as we add production staff for operations. Rent and lease expenses were $43,969 and $38,390 for the three-month periods ended September 30, 2023 and 2022, respectively. Rent and lease expenses increased as a result of a rate increase. Depreciation expenses were $2,620 and $2,648 for the three-month period ended September 30, 2023 and 2022, respectively. Professional fees were $18,676 and $40,076 for the three-month periods ended September 30, 2023 and 2022, respectively. The increase was partially due to fees paid related to obtaining quotation on the OTCQB.

 s

Interest expense was $9,748 and $9,566 for the three-month periods ended September 30, 2023 and 2022, respectively. This interest is primarily related to notes payable.

The Company's comprehensive loss for the three-month periods ended September 30, 2023 and 2022 was $58,662 and $66,356, respectively. The losses remained consistent between the periods due to the level of operations being consistent.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

During the nine-month periods ended September 30, 2023 and 2022, the Company had $98,809 and $60,035 in sales revenue, respectively. During the nine-month periods ended September 30, 2023 and 2022, the Company had $0 and $6,787 in licensing and royalty revenue, respectively.

During the nine-month periods ended September 30, 2023 and 2022, we had general and administrative expenses of $30,261 and $22,862, respectively. Payroll expenses were $0 and $17,964 during the nine-month periods ended September 30, 2023 and 2022, respectively. Rent and lease expenses were $138,566 and $117,715 for the nine-month periods ended September 30, 2023 and 2022, respectively. Depreciation expenses were $7,830 and $7,858 for the nine-month period ended September 30, 2023 and 2022, respectively. Professional fees were $120,341 and $122,440 for the nine-month periods ended September 30, 2023 and 2022, respectively.

Interest expense was $29,238 and $28,412 for the nine-month periods ended September 30, 2023 and 2022, respectively. This interest is primarily related to notes payable.

Expenses are expected to increase as our operations develop and we continue to provide services and introduce new products into the market.

Liquidity and Capital Resources

As of September 30, 2023, we had total assets of $111,027 and total liabilities of $1,787,607. As of December 31, 2022, we had total assets of $107,725 and total liabilities of $1,575,505. During the nine-month periods ended September 30, 2023 and 2022, the Company paid $0 and $1,700, respectively, toward the current portion of the license fee payable.

Net cash used in investing activities for the nine-month periods ended September 30, 2023 and 2022 was $0 and $0, respectively. Net cash provided from financing activities for the nine-month periods ended September 30, 2023 and 2022 was $100,905 and 135,521, respectively. The cash provided was primarily due to loans from our CEO for the nine-month periods ended September 30, 2023 and 2022 of $100,905 and $111,221, respectively.

Net cash used in operating activities for the nine-month periods ended September 30, 2023 and 2022 was $115,162 and $139,622, respectively. A substantial portion of these amounts resulted from accrued salary expense due to our CEO totaling $45,000 and $63,000, respectively.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations and has insufficient working capital as of September 30, 2023. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the Company's ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company's ability to generate profit from sales of packaged food products. These consolidated financial statements do not include any adjustments to classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to obtain fund for operations through continued financial support from its stockholders, debt and private offerings of its equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

  No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEO Foods Inc.

Date: December 28, 2023	By:	/s/ Jeffrey H. Mackay
Jeffrey H. Mackay, CEO and President
Principal Executive Officer

Date: December 28, 2023	By:	/s/ John O’Keefe
John O’Keefe, Chief Financial Officer
Principal Financial Officer

